Form 10-Q
period 2021-09-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2021-11-15
CIK 1380106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(978) 349-3200

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, $0.01 par value per share	RPID	The Nasdaq Global Select Market

As of November 1, 2021, there were 34,449,144 of the registrant’s Class A common stock, par value $0.01, outstanding.

As of November 1, 2021, there were 6,903,379 of the registrant’s Class B common stock, par value $0.01, outstanding.

		Page

Part I	Financial Information

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	6

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	8

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	9

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	11

	Notes to Condensed Consolidated Financial Statements (Unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	55

Part II	Other Information

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 3.	Defaults Upon Senior Securities	95

Item 4.	Mine Safety Disclosures	95

Item 5.	Other Information	95

Item 6.	Exhibits	95

Exhibit Index

Signatures

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Quarterly Report on Form 10-Q and the documents that we have filed as exhibits should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Investors should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

●	The COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results;

●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;

●	We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations;

●	To date, our revenue has been primarily generated from sales of our Growth Direct system, laboratory information management system, or LIMS, connection software, and validation services. The generation of our recurring revenue, comprised of sales of our proprietary consumables and service contracts, is dependent upon the sale, delivery and installation of a system as well as the completion of validation services. As a result, we require a substantial period of time to generate recurring revenue;

●	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy;

●	We have limited experience in marketing and sales, and if we are unable to expand our marketing and sales organization to adequately address our customers’ needs or to expand our customer base, our business may be adversely affected;

●	We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive;

●	The continued success of our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control, or MQC, testing;

●	If our sole manufacturing and development facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our manufacturing and development efforts will be jeopardized;

●	Our manufacturing operations are dependent upon third-party suppliers, including single-source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business;

●	If we lose key management, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may be materially harmed;

●	We may acquire businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, incur debt or cause us to incur significant expense;

●	Our customers use our Growth Direct platform as part of their quality-control workflow, which is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities;

●	If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company;

●	If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including the Growth Direct platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired;

●	Because we do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future, capital appreciation, if any, would be a stockholder’s sole source of gain;

●	Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management;

●	The market price of our Class A common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders; and

●	Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated balance sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$219,588	$30,079
Short-term investments	—	14,998
Accounts receivable	5,006	4,988
Inventory	14,167	8,965
Prepaid expenses and other current assets	5,400	3,120
Total current assets	244,161	62,150
Property and equipment, net	8,633	7,052
Other long-term assets	1,348	695
Restricted cash	284	100
Total assets	$254,426	$69,997
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,251	$4,468
Accrued expenses and other current liabilities	11,566	6,654
Deferred revenue	3,903	4,423
Total current liabilities	17,720	15,545
Preferred stock warrant liability	—	4,117
Notes payable, net of unamortized discount	—	24,810
Deferred rent, long term	728	705
Other long-term liabilities	1,233	—
Total liabilities	19,681	45,177
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock (Series A1, B1, C1, C2, D1, and D2), $0.01 par value; zero shares and 161,455,689 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero shares and 133,021,640 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	151,826
Stockholders’ equity (deficit):
Class A common stock, $0.01 par value; 210,000,000 shares and 35,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 34,449,154 shares and 612,850 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	344	6
Class B common stock, $0.01 par value; 10,000,000 shares and zero shares authorized at September 30, 2021 and December 31, 2020, respectively; 6,903,379 shares and zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	69	—
Preferred stock, $0.01 par value: 10,000,000 shares and zero shares authorized at September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	534,839	114,575
Accumulated deficit	(300,507)	(241,588)
Accumulated other comprehensive income	—	1
Total stockholders’ equity (deficit)	234,745	(127,006)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$254,426	$69,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$4,824	$4,069	$12,630	$6,921
Service revenue	1,479	895	4,152	2,060
Non-commercial revenue	596	283	1,242	1,858
Total revenue	6,899	5,247	18,024	10,839
Costs and operating expenses:
Cost of product revenue	6,298	5,441	17,900	11,544
Cost of service revenue	1,516	772	3,997	2,478
Cost of non-commercial revenue	396	399	1,282	1,732
Research and development	2,441	2,224	6,926	4,906
Sales and marketing	3,063	1,447	8,460	4,149
General and administrative	5,308	2,541	12,135	6,855
Total costs and operating expenses	19,022	12,824	50,700	31,664
Loss from operations	(12,123)	(7,577)	(32,676)	(20,825)
Other income (expense):
Interest expense	(775)	(886)	(2,631)	(2,463)
Change in fair value of preferred stock warrant liability	(8,160)	—	(19,643)	549
Loss on extinguishment of debt	(3,100)	—	(3,100)	(2,910)
Other income (expense)	(809)	18	(812)	24
Total other income (expense), net	(12,844)	(868)	(26,186)	(4,800)
Loss before income taxes	(24,967)	(8,445)	(58,862)	(25,625)
Income tax expense	20	20	57	114
Net loss	(24,987)	(8,465)	(58,919)	(25,739)
Accretion of redeemable convertible preferred stock to redemption value	210	(832)	(1,761)	(2,882)
Cumulative redeemable convertible preferred stock dividends	(451)	(1,412)	(2,747)	(2,987)
Net loss attributable to common stockholders — basic and diluted	$(25,228)	$(10,709)	$(63,427)	$(31,608)
Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.71)	$(30.08)	$(5.14)	$(89.20)
Weighted average common shares outstanding — basic and diluted	35,316,099	356,074	12,344,619	354,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of comprehensive loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(24,987)	$(8,465)	$(58,919)	$(25,739)
Other comprehensive income:
Unrealized loss on short-term investments, net of tax	—	—	(1)	—
Comprehensive loss	$(24,987)	$(8,465)	$(58,920)	$(25,739)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(Unaudited)

(In thousands, except share amounts)

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	$—	$114,575	$(241,588)	$1	$(127,006)
Issuance of Series D1 redeemable convertible preferred stock, net of issuance costs of $2,627	22,086,725	78,338	—	—	—	—	—	—	—	—
Issuance of Series D2 redeemable convertible preferred stock, net of issuance costs of $18	413,268	1,470	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	787	—	—	—	—	(787)	—	—	(787)
Cumulative redeemable convertible preferred stock dividends	—	1,411	—	—	—	—	(1,411)	—	—	(1,411)
Issuance of common stock upon exercise of stock options	—	—	67,418	1	—	—	66	—	—	67
Issuance of restricted common stock awards	—	—	248,903	2	—	—	(2)			—
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Net loss	—	—	—	—	—	—	—	(22,101)	—	(22,101)
Balances at March 31, 2021	155,521,633	$233,832	929,171	$9	—	$—	$112,632	$(263,689)	$1	$(151,047)
Series D1 issuance costs	—	(64)	—	—	—	—	—	—	—	—
Series D2 issuance costs	—	(1)	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,184	—	—	—	—	(1,184)	—	—	(1,184)
Cumulative redeemable convertible preferred stock dividends	—	885	—	—	—	—	(885)	—	—	(885)
Issuance of common stock upon exercise of stock options	—	—	37,146	1	—	—	31	—	—	32
Stock-based compensation expense	—	—	—	—	—	—	390	—	—	390
Net loss	—	—	—	—	—	—	—	(11,831)	—	(11,831)
Other comprehensive income	—	—	—	—	—	—	—	—	(1)	(1)
Balances at June 30, 2021	155,521,633	$235,836	966,317	$10	—	$—	$110,984	$(275,520)	$—	$(164,526)
Accretion of redeemable convertible preferred stock to redemption value	—	(210)	—	—	—	—	210	—	—	210
Cumulative redeemable convertible preferred stock dividends	—	451	—	—	—	—	(451)	—	—	(451)
Conversion of preferred stock to common stock	(155,521,633)	(236,077)	24,200,920	242	6,903,379	69	235,766	—	—	236,077
Conversion of preferred stock warrants to class A common stock warrants	—	—	—	—	—	—	23,760	—	—	23,760
Issuance of class A common stock in initial public offering, net of issuance costs of $16,087	—	—	9,006,604	90	—	—	163,955	—	—	164,045
RSA liability accretion	—	—	—	—	—	—	5	—	—	5
Issuance of common stock upon exercise of common stock warrants	—	—	268,718	2	—	—	11	—	—	13
Issuance of common stock upon exercise of stock options	—	—	6,595	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	—	—	584	—	—	584
Net loss	—	—	—	—	—	—	—	(24,987)	—	(24,987)
Balances at September 30, 2021	—	$—	34,449,154	$344	6,903,379	$69	$534,839	$(300,507)	$—	$234,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit

(Unaudited), continued

(In thousands, except share amounts)

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balances at December 31, 2019	78,757,540	$81,850	353,465	$4	—	$—	$121,931	$(204,510)	$—	$(82,575)
Accretion of redeemable convertible preferred stock to redemption value	—	818	—	—	—	—	(818)	—	—	(818)
Cumulative redeemable convertible preferred stock dividends	—	788	—	—	—	—	(788)	—	—	(788)
Stock-based compensation expense	—	—	—	—	—	—	120	—	—	120
Net loss	—	—	—	—	—	—	—	(8,007)	—	(8,007)
Balances at March 31, 2020	78,757,540	83,456	353,465	$4	—	$—	$120,445	$(212,517)	$—	$(92,068)
Issuance of Series C1 redeemable convertible preferred stock, net of issuance costs of $261	23,611,208	26,891	—	—	—	—	—	—	—	—
Issuance of Series C2 redeemable convertible preferred stock, net of issuance costs of $303	20,301,829	23,044	—	—	—	—	—	—	—	—
Conversion of bridge notes to C1 redeemable convertible preferred stock	10,351,063	11,898	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,232	—	—	—	—	(1,232)	—	—	(1,232)
Cumulative redeemable convertible preferred stock dividends	—	787	—	—	—	—	(787)	—	—	(787)
Stock-based compensation expense	—	—	—	—	—	—	126	—	—	126
Net loss	—	—	—	—	—	—	—	(9,267)	—	(9,267)
Balances at June 30, 2020	133,021,640	147,308	353,465	$4	—	$—	$118,552	$(221,784)	$—	$(103,228)
Issuance of common stock upon exercise of stock options	—	—	5,000	—	—	—	5	—	—	5
Accretion of redeemable convertible preferred stock to redemption value	—	832	—	—	—	—	(832)	—	—	(832)
Cumulative redeemable convertible preferred stock dividends	—	1,412	—	—	—	—	(1,412)	—	—	(1,412)
Stock-based compensation expense	—	—	—	—	—	—	115	—	—	115
Net loss	—	—	—	—	—	—	—	(8,465)	—	(8,465)
Balances at September 30, 2020	133,021,640	149,552	358,465	$4	—	$—	$116,428	$(230,249)	$—	$(113,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,919)	$(25,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,079	1,190
Stock-based compensation expense	1,165	361
Change in fair value of preferred stock warrant liability	19,643	(549)
Provision recorded for inventory	44	—
Noncash interest expense	390	1,378
Gain on disposal of property and equipment	(18)	—
Accretion on investments	(4)	(11)
Loss on extinguishment of debt	3,100	2,910
Changes in operating assets and liabilities
Accounts receivable	(18)	(2,036)
Inventory	(5,247)	(2,531)
Prepaid expenses and other current assets	(2,552)	(579)
Other long-term assets	(653)	(591)
Accounts payable	(2,216)	(1,613)
Accrued expenses and other current liabilities	2,646	618
Deferred revenue	(520)	1,295
Deferred rent, long term	22	72
Other long-term liabilities	(19)	—
Net cash used in operating activities	(42,077)	(25,825)

Cash flows from investing activities:
Purchases of property and equipment	(1,251)	(566)
Proceeds from sale of property and equipment	20	—
Purchases of investments	—	(24,980)
Maturity of investments	15,000	—
Net cash provided by (used in) investing activities	13,769	(25,546)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	79,743	49,935
Proceeds from issuance of common stock upon option exercise	294	5
Proceeds from issuance of restricted stock award	523	—
Proceeds from initial public offering of Class A common stock, net of issuance costs	165,453	—
Proceeds from exercise of common stock warrants	13
Proceeds from issuance of convertible notes, net of issuance costs	—	9,500
Proceeds from issuance of notes payable, net of issuance costs	—	25,000
Payments of debt issuance costs	—	(857)
Repayment of term loans	(26,159)	(18,000)
Payment of debt extinguishment fees	(1,866)	(1,398)
Net cash provided by financing activities	218,001	64,185
Net increase in cash, cash equivalents and restricted cash	189,693	12,814
Cash, cash equivalents and restricted cash at beginning of period	30,179	12,611
Cash, cash equivalents and restricted cash at end of period	$219,872	$25,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of cash flows, continued

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$1,891	$979
Supplemental disclosure of non-cash investing activities
Establishment of property and equipment retirement cost asset	$188	$—
Purchases of property and equipment in accounts payable	$857	$14
Supplemental disclosure of non-cash financing activities
Conversion of convertible notes to Series C1 preferred stock	$—	$9,523
Issuance of preferred stock warrants in connection with redeemable convertible preferred stock	$—	$652
Initial fair value of derivative liability	$—	$2,375
Assets acquired under capital lease	$372	$—
Offering costs included in accounts payable and accrued expenses	$1,408	$—
Conversion of preferred stock to common stock	$235,766	$—
Conversion of preferred stock warrants to common stock warrants	$23,760	$—
Accretion of redeemable convertible preferred stock to redemption value	$1,761	$2,882
Cumulative redeemable convertible preferred stock dividends	$2,747	$2,987

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

The Company is subject to risks and uncertainties common to companies in the pharmaceutical and biotech quality control laboratory testing and instrumentation industry including, but not limited to, the successful development, commercialization, marketing and sale of products, fluctuations in operating results and financial risks, protection of proprietary knowledge and patent risks, dependence on key personnel, competition, technological and medical risks, customer demand, compliance with governmental regulations and management of growth. Potential risks and uncertainties also include, without limitation, uncertainties regarding the duration and magnitude of the impact of the ongoing COVID-19 pandemic on the Company’s business and the economy in general. Products currently under development will require additional research and development efforts prior to commercialization and will require additional capital and adequate personnel and infrastructure. The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, the Company may not obtain necessary government regulatory approval, and approved products may not prove commercially viable. The Company operates in an environment of rapid change in technology and competition.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The Company cannot at this time predict the ultimate extent, duration, or full impact that the COVID-19 pandemic will have on its future financial condition and operations. The impact of the ongoing COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19, and its variants, on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Initial public offering

On July 19, 2021, the Company closed an initial public offering (“IPO”) of its Class A common stock, which resulted in the sale of 7,920,000 shares of its Class A common stock at a public offering price of $20.00 per share, before underwriting discounts. The offering resulted in gross proceeds of $158.4 million and net proceeds to the Company of approximately $143.8 million from the initial public offering after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.

On August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less underwriting discounts and commissions. The overallotment option exercise resulted in net proceeds of approximately $20.2 million.

Going concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Through September 30, 2021, the Company has funded its operations primarily with proceeds from product, service and non-commercial revenue, proceeds from sales of its redeemable convertible preferred stock, including borrowings under convertible debt arrangements that subsequently converted into redeemable convertible preferred stock, and from the issuance of term loans, and proceeds from the IPO. The Company has incurred recurring losses since its inception, including net losses of $25.0 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively, and net losses of $58.9 million and $25.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $300.5 million. The Company expects to continue to generate significant operating losses for the foreseeable future. As of November 15, 2021, the date these interim condensed consolidated financial statements were issued, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these condensed consolidated financial statements were issued.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	32.1%	40.8%	16.4%	21.2%
Customer B	*	*	*	17.1%
Customer C	*	*	*	10.1%
Customer D	11.4%	*	*	*
Customer E	*	18.8%	*	*
	43.5%	59.6%	16.4%	48.4%
*	– less than 10%

The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	September 30,	December 31, 2020
	2021	2020
Customer A	21.7%	41.9%
Customer D	20.2%	*
Customer E	11.1%	*
Customer F	*	10.1%
Customer G	*	13.4%
Customer H	*	18.7%
	53.0%	84.1%
*	– less than 10%

The Company relies on third parties for the supply and manufacture of its products as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships. There are no significant concentrations around a single third-party supplier or manufacturer for the three and nine months ended September 30, 2021 or 2020.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering or as a reduction to the carrying value of redeemable convertible preferred stock. If the in-process equity financing is abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had zero and $0.1 million, respectively, in deferred offering costs in the condensed consolidated balance sheets.

Debt issuance costs

The Company capitalizes certain legal and other third-party fees that are directly associated with the issuance of debt as debt issuance costs. Debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the condensed consolidated balance sheets and amortized as interest expense on the condensed consolidated statements of operations using the effective interest method, which approximates the straight-line method. As of September 30, 2021 and December 31, 2020, debt issuance costs totaled zero and $1.3 million, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded $0.1 million in the respective periods, and during the nine months ended September 30, 2021 and 2020, the Company recorded $0.4 million and $0.7 million, respectively, of interest expense related to amortization of debt issuance costs in the condensed consolidated statement of operations.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At September 30, 2021 and December 31, 2020, the Company held cash of $0.4 million and $0.1 million, respectively, in banks located outside of the United States.

Restricted cash

As of September 30, 2021 and December 31, 2020, the Company was required to maintain guaranteed investment certificates of $0.3 million and $0.1 million, respectively, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with an operating lease which has a remaining term of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.

Software Development Costs

The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software would be capitalized, provided these costs are expected to be recoverable. There was $1.1 million of software development costs capitalized in other long-term assets at September 30, 2021. Additionally, the related asset was not yet placed in service as of September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of the period	$612	$757	$637	$848
Warranty repairs	—	(3)	(25)	(94)
Balance, end of the year	$612	$754	$612	$754

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

Contract balances from contracts with customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $1.1 million and $0.5 million in contract assets as of September 30, 2021 and December 31, 2020, respectively, included in prepaid expenses and other current assets. These balances relate to the BARDA (as defined below) agreements, as well as unbilled amounts with commercial customers.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of September 30, 2021 or December 31, 2020. Deferred revenue was $3.9 million and $4.4 million at September 30, 2021 and December 31, 2020. Revenue recognized during the three months ended September 30, 2021 and 2020 that was included in deferred revenue at the prior period-end was $0.7 million and $0.2 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in deferred revenue at the prior period-end was $3.6 million and $0.8 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product and service revenue — recurring	$2,171	$855	$5,539	$2,712
Product and service revenue — non-recurring	4,132	4,109	11,243	6,269
Non-commercial revenue — non-recurring	596	283	1,242	1,858
Total revenue	$6,899	$5,247	$18,024	$10,839

The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$4,313	$2,067	$10,086	$4,401
Germany	298	312	1,263	1,547
Switzerland	899	2,765	2,989	3,574
All other countries	1,389	103	3,686	1,317
Total revenue	$6,899	$5,247	$18,024	$10,839

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three and nine months ended September 30, 2021 and 2020.

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

The Company measures all restricted common stock granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock is the common stock value on the date of grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of a specific event, the Company shall have the right to repurchase unvested restricted common stock shares. At September 30, 2021 and December 31, 2020, the Company has $0.7 million and zero, respectively, in unvested restricted Class A common stock liability included in other long-term liabilities.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three months ended September 30, 2021 and 2020, there were no other adjustments to comprehensive income or loss, and for the nine months ended September 30, 2021 and 2020, comprehensive loss included less than $0.1 million and zero, respectively, of unrealized gains on short-term investments, net of tax.

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

Recently issued accounting pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the newer revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

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

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$212,833	$—	$—	$212,833
	$212,833	$—	$—	$212,833

	Fair value measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$23,456	$—	$—	$23,456
Short-term investments	14,998	—	—	14,998
	$38,454	$—	$—	$38,454
Liabilities
Preferred stock warrant liability	$—	$—	$4,117	$4,117
	$—	$—	$4,117	$4,117

During the three and nine months ended September 30, 2021 and 2020, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of short-term investments

Short-term investments, which consisted of U.S. Treasury bonds were valued by the Company using quoted prices in active markets for similar securities, which represents a Level 1 measurement within the fair value hierarchy.

Valuation of preferred stock warrant liability

The warrant liability was related to the warrants (the “Warrants”) to purchase shares of the Company’s Series A1, B1, and C1 redeemable convertible preferred stock (see Note 11). The fair value of the warrant liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

In connection with the IPO, all of the Company’s outstanding preferred stock warrants were automatically converted to Class A common stock warrants. The Company performed a final fair value assessment of these warrants as of the date of its IPO which resulted in a charge of $8.2 million that was recorded within other income (expense) in the Company’s condensed consolidated statement of operations. The Company determined the conversion to Class A common stock warrants resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into stockholders’ equity (see Note 12).

The table below quantifies the weighted average of the unobservable inputs used to fair value the preferred stock warrant liability prior to their conversion into common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of Series A1 preferred stock	$4.00	$0.39	$3.01	$0.45
Fair value of Series B1 preferred stock	$4.00	$1.17	$3.26	$1.13
Fair value of Series C1 preferred stock	$4.00	$1.15	$3.30	$1.15
Remaining contractual term (in years)	6.6	7.4	6.8	7.7
Risk-free interest rate	1.0%	0.6%	1.2%	0.6%
Expected dividend yield	—%	—%	—%	—%
Expected volatility	42.2%	40.3%	42.0%	39.3%

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrant liability, for which fair values are determined using Level 3 inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$15,600	$3,499	$4,117	$3,396
Initial fair value of Series C1 preferred stock warrants	—	—	—	652
Change in fair value of preferred stock warrants	8,160	—	19,643	(549)
Conversion of preferred stock warrants to common stock warrants	(23,760)	—	(23,760)	—
Balance, end of period	$—	$3,499	$—	$3,499

4. Short-term investments

Short-term investments by investment type consisted of the following (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
U.S. Treasury bonds	$14,997	$1	$—	$14,998
	$14,997	$1	$—	$14,998

The Company did not have short-term investments at September 30, 2021.

5. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$10,315	$6,754
Work in process	689	1,190
Finished goods	3,163	1,021
Total	$14,167	$8,965

Raw materials, work in process and finished goods were net of adjustments to net realizable value.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$2,621	$355
Prepaid commitment fee on notes payable	—	275
Contract asset	1,065	471
Deposits	1,415	1,148
Lease receivables, current portion	282	325
Other	17	546
	$5,400	$3,120

7. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Manufacturing and laboratory equipment	$13,198	$12,961
Computer hardware and software	1,637	1,088
Office furniture and fixtures	723	343
Leasehold improvements	3,012	2,996
Construction-in-process	1,454	—
	20,024	17,388
Less: Accumulated depreciation	(11,391)	(10,336)
	$8,633	$7,052

Depreciation and amortization expense related to property and equipment was $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment was $1.1 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company had zero fully depreciated assets disposed of during the three months ended September 30, 2021 and 2020, and less than $0.1 million and zero fully depreciated assets disposed of during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company's office furniture and fixtures shown in the above table included assets under a capital lease in the amount of $0.4 million and zero, respectively, and accumulated depreciation of less than $0.1 million and zero as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, future minimum lease payments under the capital lease were $0.6 million, with $0.2 million representing interest. The capital lease obligation is recorded in other long-term liabilities within the consolidated balance sheet.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation and benefits expense	$3,500	$3,083
Accrued vendor expenses	5,885	1,685
Accrued warranty expense	612	637
Accrued interest	—	330
Deferred rent, current portion	127	118
Accrued taxes	748	688
Other	694	113
	$11,566	$6,654

9. Long-term debt

The components of the Company’s long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Notes payable	$—	$25,000
Payment in kind interest	—	1,145
Less: Unamortized discount	—	(1,335)
Long-term debt, net of discount	$—	$24,810

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

The loss on extinguishment of debt was $2.9 million which included the write-off of unamortized financing and end-of-term exit fee costs of $0.7 million and $0.1 million in early payment and documentation fees, and was included as a component of other income (expense) in the condensed consolidated statements of operations during the nine months ended September 30, 2020. Interest expense on the 2018 Term Loan totaled less than $0.1 million and $0.8 million for three and nine months ended September 30, 2020, respectively, which includes amortization of the debt discount of less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively.

2020 Term Loan

In May 2020, the Company entered into a $60.0 million term loan facility with a new lender (the “2020 Term Loan”), which provides for borrowings of an initial $25.0 million tranche upon closing and options to borrow up to an aggregate of $35.0 million in two additional tranches of $20.0 million under the second tranche (the “Term B Loan”) and $15.0 million under the third tranche (the “Term C Loan”).

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

The Company incurred debt issuance costs of $1.5 million in connection with the 2020 Term Loan including $0.9 million of professional fees and $0.6 million for the fair value of the warrants issued with the debt. Interest expense on the 2020 Term Loan totaled $0.7 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, which includes amortization of the debt discount of less than $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.

In September 2021, the Company repaid the 2020 Term Loan and incurred a debt extinguishment loss of $3.1 million, which was comprised of a $1.8 million prepayment penalty, $1.1 million expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fees and other charges. As of September 30, 2021, the Company had no outstanding balance on the 2020 Term Loan.

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

Interest expense on the Convertible Notes was zero and $0.4 million for the three and nine months ended September 30, 2020, respectively, which consists primarily of amortization of the debt discount.

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

On July 14, 2021, the IPO resulted in the automatic conversion Series A1, Series B1, Series C1 and Series D1 preferred stock to 24,200,920 shares of Class A common stock and Series C2 and Series D2 converted into 6,903,379 shares of Class B common stock. On July 19, 2021, the Company restated its certificate of incorporation and authorized 10,000,000 shares of $0.01 par value Preferred Stock. As of September 30, 2021, there was no Preferred Stock outstanding.

As of December 31, 2020, Preferred Stock consisted of the following (in thousands, except for share data):

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

In connection with the IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The Company determined the event resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into equity.

As of December 31, 2020, warrants to purchase the following classes of preferred stock outstanding consisted of the following:

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

12. Common stock and common stock warrants

As of September 30, 2021 and December 31, 2020, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares and 35,000,000 shares, respectively, of $0.01 par value Class A common stock.

On June 25, 2021, the Company filed an amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (Class B common stock). Rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. On July 19, 2021, the Company filed an amended and restated certificate of incorporation which authorized Class A common stock and Class B common stock to 210,000,000 shares and 10,000,000 shares, respectively. As of September 30, 2021, there were 34,449,154 shares of Class A common stock issued and outstanding, and 6,903,379 shares of Class B common stock issued and outstanding.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of September 30, 2021 and December 31, 2020, no cash dividends had been declared or paid.

As of September 30, 2021 and December 31, 2020, the Company had reserved 9,991,141 and 32,574,029 shares, respectively, of common stock for the conversion of the outstanding Preferred Stock (see Note 10), exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2010 Stock Incentive Plan and 2021 Incentive Award Plan (see Note 13) and the exercise of outstanding warrants to purchase shares of preferred stock (see Note 11) and Class A common stock.

In prior years the Company issued warrants to purchase common stock in conjunction with previous financing arrangements. In connection with the IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants. The Company determined the event resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into equity.

As of September 30, 2021, outstanding warrants to purchase common stock consisted of the following:

	September 30, 2021
			Shares of
			common stock
		Balance sheet	issuable upon	Weighted average
Issuance date	Contractual term	classification	exercise of warrant	exercise price
	(in years)
July 24, 2017	10	Equity	25,835	$295.15
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021	10	Equity	975,109	$1.46
			1,030,944

As of December 31, 2020, outstanding warrants to purchase common stock outstanding consisted of the following:

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

At December 31, 2020, a total of 4,945,783 shares of common stock were reserved for issuance under the 2010 Plan. In March 2021, the Board of Directors approved an increase to the 2010 Plan shares by 382,889 shares. Upon the effectiveness of the IPO, no additional awards will be granted under the 2010 Plan and shares of existing outstanding options that are returned will be returned and can be granted under the 2021 Incentive Award Plan (described below).

2021 Incentive Award Plan

In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of September 30, 2021, there are 4,187,990 shares available for issuance under the 2021 Plan.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.96%	0.34%	0.90%	0.36%
Expected term (in years)	5.8	6.0	6.0	6.0
Expected volatility	43.7%	90.4%	51.5%	90.3%
Expected dividend yield	0%	0%	0%	0%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2020 (in thousands, except for share and per share data):

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	shares	exercise price	contractual term	intrinsic value
			(in years)
Outstanding as of December 31, 2020	3,604,584	$0.92	8.12	$4,272
Granted	1,732,182	9.15
Exercised	(111,149)	2.67
Expired	(34,447)	1.00
Forfeited	(667,866)	2.12
Outstanding as of September 30, 2021	4,523,304	$3.88	7.68	$66,231
Options vested and expected to vest as of September 30, 2021	4,523,304	$3.88	7.68	$66,231
Options exercisable as of September 30, 2021	2,134,381	$1.25	6.17	$36,777

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock (or Class A common stock as of September 30, 2021) for those options that had exercise prices lower than such fair value.

The intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $0.4 million and zero, respectively.

The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2021 and 2020 was $8.33 and $0.55, respectively, and during the nine months ended September 30, 2021 and 2020 was $4.05 and $0.55, respectively.

Restricted stock

In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of the employee’s resignation or termination for cause or good reason the Company shall have the right to repurchase unvested restricted common stock shares. At September 30, 2021 and December 31, 2020, the Company has $0.7 million and zero in unvested restricted common stock liability included in other long-term liabilities, respectively.

The following table summarizes the Company’s restricted stock activity since December 31, 2020 (in thousands except for share and per share data):

Weighted
	Number of	average
	shares	fair value
(in years)
Unvested as of December 31, 2020	-
Granted	248,903	$2.10
Vested	-
Forfeited	-
Unvested as of September 30, 2021	248,903	$2.10

2021 Employee Stock Purchase Plan

In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO of Class A common stock. The aggregate number of shares of Class A common stock available for issuance under the 2021 ESPP is equal to (i) 400,000 shares and (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 6,300,000 shares of Class A common stock may be issued under the 2021 ESPP. As of September 30, 2021, no offering periods have been initiated.

Stock-based compensation expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$106	$20	$221	$62
General and administrative	345	72	680	223
Sales and marketing	76	11	158	42
Research and development	57	12	106	34
Total stock-based compensation expense	$584	$115	$1,165	$361

As of September 30, 2021, total unrecognized compensation expense related to unvested stock options held by employees and directors was $6.2 million, which is expected to be recognized over a weighted average period of 1.4 years.

14. Income taxes

During the three and nine months ended September 30, 2021 and 2020, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2021 and December 31, 2020 the Company has recorded a full valuation allowance against its net deferred tax assets.

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

As of September 30, 2021, the Company has Class A common stock and Class B common stock. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.

The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,987)	$(8,465)	$(58,919)	$(25,739)
Accretion of redeemable convertible preferred stock to redemption value	210	(832)	(1,761)	(2,882)
Cumulative redeemable convertible preferred stock dividends	(451)	(1,412)	(2,747)	(2,987)
Net loss attributable to common stockholders—basic and diluted	$(25,228)	$(10,709)	$(63,427)	$(31,608)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	29,463,234	356,074	10,372,225	354,341
Weighted average Class B common shares outstanding—basic and diluted	5,852,865	—	1,972,394	—
Total shares for EPS—basic and diluted	35,316,099	356,074	12,344,619	354,341
Net loss per share attributable to Class A common stockholders—basic and diluted	(0.71)	(30.08)	(5.14)	(89.20)
Net loss per share attributable to Class B common stockholders—basic and diluted	(0.71)	—	(5.14)	—

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

	September 30,
	2021	2020
Options to purchase common stock	4,772,207	4,005,581
Warrants to purchase common stock	294,965	55,872
Redeemable convertible preferred stock (as converted to common stock)	—	26,604,306
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,243,834
	5,067,172	31,909,593

16. Commitments and contingencies

Lease agreements

In October 2013, the Company entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for early termination of the lease in July 2024 and a one-time, five-year extension of the lease following its expiration as well as a $0.7 million tenant improvement allowance, which was fully utilized as of September 30, 2021.

In June 2021, the Company entered into a Sublease agreement for office and manufacturing space in Lexington, Massachusetts, which expires in June 2029. The Sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. The Company also has the right to use furniture and equipment specified in the Sublease agreement for $0.6 million in future payments over the term of the sublease with the option to purchase the furniture and equipment at the end of the sublease term. Additionally, the Sublease requires the Company to return part of the leased space back to its original condition upon termination. As a result, the Company recognized an asset retirement obligation in the amount of $0.2 million which is classified in other long-term liabilities within the consolidated balance sheet. Concurrent with entering into the Sublease agreement, the Company executed an Option Agreement with the property owner which provides the Company the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.

The Company recognizes rent expense on a straight-line basis over the respective lease period. The Company has recorded deferred rent for rent expense incurred but not yet paid. Rent expense was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and rent expense was $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum lease commitments under operating leases as of September 30, 2021 are as follows (in thousands):

Year ending December 31,
2021	$169
2022	1,139
2023	1,169
2024	1,199
2025	1,229
Thereafter	2,997
Total	$7,902

Exit fee

In December 2016, in connection with the amendment of a then-outstanding loan agreement with the lender, the Company entered into an agreement under which it was obligated to pay the lender an exit fee in the amount of $0.8 million in the event of a qualifying exit event prior to December 31, 2026. A qualifying event was defined as any (i) liquidation, dissolution or winding up whether voluntary or involuntary; (ii) consolidation, merger or reverse merger; (iii) sale, lease, transfer, exclusive license, exchange, dividend or other disposition of all or substantially all of the Company’s assets; (iv) issuance and/or sale of the Company’s stock that is greater than 50% of the shares of common stock immediately following such issuance; (v) any other form of acquisition or business combination that results in a change of control at the Company; or (vi) the consummation of any public offering of shares of common stock. There were no amounts accrued for the exit fee at December 31, 2020, as the occurrence of a qualifying exit event was not deemed probable. The Company paid the exit fee following the IPO, which was considered a qualifying event. The exit fee expense is included in Other income (expense) on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

Supply agreement

In March 2020, the Company entered into an agreement with a supplier to provide raw materials used in the manufacturing process. As of September 30, 2021, the Company had committed to minimum payments under these arrangements totaling $0.8 million through December 31, 2022. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had $0.3 million and $0.1 million accrued for the supply agreement as of September 30, 2021 and December 31, 2020. respectively.

Software subscription

During the year ended December 31, 2020, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of September 30, 2021, the Company had committed to minimum payments under these arrangements totaling $1.1 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no amounts accrued for the software subscription as of September 30, 2021 and December 31, 2020.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 and December 31, 2020.

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

17. Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.1 million and less than $0.1 million to the plan during the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.1 million to the plan during the nine months ended September 30, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2020, included in our prospectus, dated July 14, 2021, filed with the Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act on July 16, 2021, or the Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control, or MQC, detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics, cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system, or LIMS, connection software (which the majority of our customers purchase), proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.

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

Since inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, expanding our sales and marketing infrastructure to grow our sales, building a global customer support team to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock, proceeds from our IPO, borrowings under loan agreements and product and service sales as well as our cost-reimbursement contract with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority, or BARDA.

On July 19, 2021, we closed an initial public offering of our Class A common stock, or the IPO, which resulted in the sale of 7,920,000 shares of our Class A common stock at a public offering price of $20.00 per share, before underwriting discounts. The IPO resulted in gross proceeds of $158.4 million and net proceeds of approximately $143.8 million after deducting underwriting discounts, commissions and estimated offering expenses payable by us. Additionally, on August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less discounts and commissions. The overallotment option exercise resulted in net proceeds of approximately $20.2 million.

Since our inception, we have incurred net losses in each year. We generated revenue of $6.9 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and incurred net losses of $25.0 million and $8.5 million for those same periods, respectively. We generated revenue of $18.0 million and $10.8 million for the nine months ended September 30, 2021 and 2020, respectively, and incurred net losses of $58.9 million and $25.7 million for those same periods, respectively. As of September 30, 2021, we had an accumulated deficit of $300.5 million. We expect to continue to incur net losses in connection with our ongoing activities, including:

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

We believe that the net proceeds from the IPO, together with our cash and cash equivalents as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

COVID-19 update

In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, customers, and partners, while maintaining our ability to supply and service our customers. We continue to monitor the implications of the ongoing COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses. Some of the measures we have taken follow:

●	During this pandemic, we moved quickly to implement several business continuity initiatives aimed at maintaining uninterrupted manufacturing and supply capabilities while keeping our workforce safe, including instituting a COVID-19 task force, forming multiple manufacturing teams with staggered shifts, increasing inventory safety stock levels, and establishing appropriate protective equipment and distancing policies for essential on-site personnel.
●	We have been designated an essential business that can continue operations during the COVID-19 pandemic. In early March 2020, we promptly instituted protocols to have many personnel work remotely. At the same time, because of our continued designation as an essential business, many employees continue to work on-site at our facility in Lowell, MA to undertake manufacturing activities that support essential operations to provide mission-critical MQC testing products to global pharmaceutical customers manufacturing life-saving drugs. We have also restricted business travel and have limited access to our facilities to outside visitors other than customers, vendors, suppliers and partners who are integral to supporting our business. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.

●	Our production, shipping and customer service functions remain operational to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers and logistics partners so that our supply chain remains intact and we have not experienced any material supply issues to date. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed.
●	As a result of travel restrictions and shelter-in-place orders, we experienced an impact on our ability to ship, install and validate systems, as well as train customers in certain geographies, which negatively impacted our product and service revenues during 2021 and 2020. Despite these restrictions, we were able to implement several measures including remote and customer-assisted support activities to support the continued growth of our business.
●	We are actively reviewing and managing costs to navigate the current environment. However, to date, the COVID-19 pandemic has not had a material adverse effect on results of operations.

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

We are investing substantially in these organizations and expect to continue to do so in the future. As part of this effort, we increased our direct sales and marketing team by 69% for the nine months ended September 30, 2021 compared to the prior year-end.

Expansion within our existing customer base

There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by their purchasing of more systems to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or driven by a need to increase capacity. As of September 30, 2021, approximately 50% of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform.

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

Revenue mix

Our revenue is derived from sales of our Growth Direct systems, our LIMS connection software, proprietary consumables, services and our cost-reimbursement contract with BARDA. During the three and nine months ended September 30, 2021 and 2020, Growth Direct system revenue was the single largest component of our revenue. Because Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a small (but different) group of customers each year, it is subject to variability from quarter to quarter. While we expect Growth Direct systems revenue to continue to be the largest contributor to our revenue over the near- to mid-term, as our base of validated Growth Direct systems continues to grow, we expect our recurring revenue (consumables and service contracts) to grow at a faster rate than our non-recurring revenues (Growth Direct systems, validation and other services), which we expect to drive variability and longer-term trends in our revenue mix.

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

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Systems placed:
Systems placed in period	10	11	(1)	(9.1)%
Cumulative systems placed	113	77	36	46.8%
Systems validated:
Systems validated in period	5	4	1	25.0%
Cumulative systems validated	68	37	31	83.8%
Product and service revenue — total	$6,303	$4,964	$1,339	27.0%
Product and service revenue — recurring	$2,171	$855	$1,316	153.9%

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Systems placed:
Systems placed in period	26	16	10	62.5%
Cumulative systems placed	113	77	36	46.8%
Systems validated:
Systems validated in period	17	10	7	70.0%
Cumulative systems validated	68	37	31	83.8%
Product and service revenue — total	$16,782	$8,981	$7,801	86.9%
Product and service revenue — recurring	$5,539	$2,712	$2,827	104.2%

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

During the three and nine months ended September 30, 2021 and 2020, travel restrictions related to COVID-19, and its variants, negatively impacted our ability to ship, install and validate Systems, as well as train customers in certain geographies. This negatively impacted our product and service revenue in those periods. While we expect these disruptions to continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Recurring revenue

We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 31.5% and 16.3% of our total revenue for the three months ended September 30, 2021 and 2020, respectively. Recurring revenue was 30.7% and 25.0% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the cumulative number of validated Growth Direct systems in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate that will ultimately result in them constituting the majority of our revenue over the longer term.

Components of results of operations

Revenue

We generate revenue from sales of our Growth Direct system including our LIMS connection software, consumables, validation services, service contracts and field service as well as our contractual arrangement with BARDA. We primarily sell our products and services through direct sales representatives. The arrangements are generally noncancelable and nonrefundable after ownership passes to the customer.

	Three Months Ended	Percentage	Three Months Ended	Percentage
	September 30,	of total	September 30,	of total
	2021	revenue	2020	revenue
	(in thousands)		(in thousands)
Product revenue	$4,824	69.9%	$4,069	77.5%
Service revenue	1,479	21.4%	895	17.1%
Non-commercial revenue	596	8.6%	283	5.4%
Total revenue	$6,899	100.0%	$5,247	100.0%

	Nine Months Ended	Percentage	Nine Months Ended	Percentage
	September 30,	of total	September 30,	of total
	2021	revenue	2020	revenue
	(in thousands)		(in thousands)
Product revenue	$12,630	70.1%	$6,921	63.9%
Service revenue	4,152	23.0%	2,060	19.0%
Non-commercial revenue	1,242	6.9%	1,858	17.1%
Total revenue	$18,024	100.0%	$10,839	100.0%

Product revenue

We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of September 30, 2021, we had sold over 100 Growth Direct systems to over thirty customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and 30% of globally approved cell and gene therapies.

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

Since the underlying contracts are typically fixed in terms of scope and value, the amount of non-commercial revenue recognized in each period is subject to variability depending on factors such as the number of active contracts as well as the work performed and value remaining under each contract. We received additional funding in April 2021 from BARDA. The Company expects our current funding to be fully earned by the end of 2021.

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

General and administrative

General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our finance, legal, human resources and general management employees, as well as professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future periods as the number of administrative personnel grows to support increasing business size and complexity. We have also started to incur incremental accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with operating as a public company.

Other income (expense)

Interest expense

Interest expense is comprised of interest cost associated with outstanding borrowings under our loan and security agreements, amortization of deferred financing costs and debt discounts associated with such arrangements.

Change in fair value of preferred stock warrant liability

In connection with the May 2020 term loan facility we entered into with a lender, or the 2020 Term Loan, we issued 1,195,652 warrants to purchase shares of Series C1 Preferred Stock at an exercise price of $1.15 per share. These warrants were immediately exercisable and expire 10 years after the issuance date. We also have other outstanding warrants to purchase preferred stock issued in connection with previous financing arrangements.

We classified all of our warrants to purchase preferred stock as a liability on our consolidated balance sheets until our IPO because the warrants were freestanding financial instruments that may require us to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date and was subsequently remeasured to fair value at each reporting date. The resulting change in the fair value of the preferred stock warrant liability was recorded as a component of other income (expense) in our consolidated statements of operations. We continued to recognize changes in the fair value of this preferred stock warrant liability at each reporting period until the IPO when they qualified for equity classification.

In connection with the IPO, the preferred stock warrants were automatically converted to Class A common stock warrants. We determined the event resulted in equity classification of the Class A common stock warrants and derecognized the fair value of the preferred stock warrant liability as of the IPO date and reclassified to equity.

Loss on extinguishment of debt

Loss on extinguishment of debt recognized in the nine months ended September 30, 2020, includes a loss from the conversion of the 2020 Convertible Notes into Series C1 Preferred Stock in April 2020. In addition, the loss on extinguishment of debt includes unamortized issuance costs, back-end fees and early payment fees related to the refinancing of our $18.0 million term loan with a new $25.0 million term loan in May 2020. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and net carrying value of the extinguished debt.

Loss on extinguishment of debt recognized in the three and nine months ended September 30, 2021, includes a loss from the extinguishment of the 2020 Term Loan. In addition, the loss on extinguishment of debt includes unamortized issuance costs, unamortized prepaid commitment fees, and early payment fees associated with the 2020 Term Loan repayment.

Other income

Other income primarily consists of interest income as well as other miscellaneous income unrelated to our core operations.

Income tax expense

We generated significant taxable losses during the three and nine months ended September 30, 2021 and 2020, and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,	September 30,	Change
	2021	2020	Amount	%

	(in thousands)
Revenue:
Product revenue	$4,824	$4,069	$755	18.6%
Service revenue	1,479	895	584	65.3%
Non-commercial revenue	596	283	313	110.6%
Total revenue	6,899	5,247	1,652	31.5%
Costs and operating expenses:
Cost of product revenue	6,298	5,441	857	15.8%
Cost of service revenue	1,516	772	744	96.4%
Cost of non-commercial revenue	396	399	(3)	(0.8)%
Research and development	2,441	2,224	217	9.8%
Sales and marketing	3,063	1,447	1,616	111.7%
General and administrative	5,308	2,541	2,767	108.9%
Total costs and operating expenses	19,022	12,824	6,198	48.3%
Loss from operations	(12,123)	(7,577)	(4,546)	60.0%
Other income (expense):
Interest expense	(775)	(886)	111	(12.5)%
Change in fair value of preferred stock warrant liability	(8,160)	—	(8,160)	*
Loss on extinguishment of debt	(3,100)	—	(3,100)	*
Other income (expense)	(809)	18	(827)	(4,594.4)%
Total other income (expense), net	(12,844)	(868)	(11,976)	1,379.7%
Loss before income taxes	(24,967)	(8,445)	(16,522)	195.6%
Income tax expense	20	20	—	—%
Net loss	$(24,987)	$(8,465)	$(16,522)	195.2%

* Not Meaningful

Revenue

Product revenue increased by $0.8 million, or 18.6%, with a net increase of $1.2 million primarily attributable to increased utilization of consumables attributable to both recently validated systems as well as those at existing customer sites. Partially offsetting the increase in product revenue volume was a negative impact of consumable product mix of $0.4 million.

Service revenue increased by $0.6 million, or 65.3%. The increase in service revenue was primarily due to a $0.3 million increase in validation revenue due to the increase in Growth Direct systems placed during 2021, as well as a $0.2 million increase in service contract revenue, driven by an increase in cumulative Growth Direct systems validated.

During the quarters ended September 30, 2021 and 2020, travel restrictions and shelter-in-place orders related to COVID-19, and its variants, negatively impacted our ability to ship, install and validate systems, as well as train customers in certain geographies. This negatively impacted our product and service revenue in the periods. While we expect these disruptions to continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Non-commercial revenue increased by $0.3 million, or 110.6%. The increase in non-commercial revenue was primarily due to a final adjustment, approved by BARDA in September 2021, which closed out our previous contract with them.

Costs and operating expenses

Costs of revenue

Cost of product revenue increased by $0.9 million, or 15.8%. The increase was primarily driven by increased product volume of $1.0 million partially offset by a reduction in product cost of $0.9 million and mix of $0.2 million. Also contributing to the increase was an increase of $0.5 million in personnel-related costs resulting from higher headcount to support increased production volume and manufacturing support activities as well as to provide redundancy in the event of potential disruptions from COVID-19 and its variants, a $0.2 million increase in facilities and information technology, or IT, costs, and a net increase of $0.3 million in other costs.

Cost of service revenue increased by $0.7 million, or 96.4%. This increase was driven by an increase of $0.5 million due to higher headcount-related costs associated with additional validation and field service employees hired in 2021 and 2020 to support increased service activity. Also contributing to the increase was higher material, supplies and IT related costs of $0.2 million driven by higher service activity.

Cost of non-commercial revenue remained relatively flat, decreasing 0.8%. There was no significant change in costs incurred under our BARDA contract.

Research and development

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$2,441	$2,224	$217	9.8%
Percentage of total revenue	35.4%	42.4%

Research and development expenses increased by $0.2 million, or 9.8%. This increase was primarily due to an increase of $0.4 million in employee-related costs due primarily to higher headcount partially offset by a reduction in consulting expenses of $0.3 million, and an increase in other general research and development costs of $0.1 million.

Sales and marketing

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$3,063	$1,447	$1,616	111.7%
Percentage of total revenue	44.4%	27.6%

Sales and marketing expenses increased by $1.6 million, or 111.7%. This increase was due to an increase in marketing consulting of $0.7 million, an increase in employee-related costs (including commissions earned) of $0.8 million primarily due to the expansion of our sales organization, and a $0.1 million increase in other expenses to support our sales and marketing organizations.

General and administrative

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$5,308	$2,541	$2,767	108.9%
Percentage of total revenue	76.9%	48.4%

General and administrative expenses increased by $2.8 million, or 108.9%. This increase was driven by a $1.5 million increase in employee-related costs due to business growth, including the transition to a public company beginning in July 2021, and higher benefit costs, a $0.6 million increase in business insurance, and increase of $0.7 million in professional fees related to legal, audit, accounting, and consulting activities due to an increase in underlying business activity, including public company operating costs.

Other income (expense)

Interest expense

Interest expense for the three months ended September 30, 2021 and 2020 was $0.8 million and $0.9 million, respectively. The decrease of $0.1 million, or 12.5%, was primarily due to $0.1 million in term loan interest expense, which decreased primarily due to the repayment of our 2020 Term loan in September 2021.

Change in fair value of preferred stock warrant liability

The change in fair value of preferred stock warrant liability was a loss of $8.2 million for the three months ended September 30, 2021, compared no change in the fair value of preferred stock warrant liability for the three months ended September 30, 2020. The change was due to an increase in the fair value of the underlying preferred stock, which is used to determine the value of preferred stock warrants, to reflect the IPO price. The increase in fair value was recorded upon the IPO prior to the conversion to Class A common stock warrants and the reclassification to equity.

Loss on extinguishment of debt

The loss on extinguishment of debt was $3.1 million for the three months ended September 30, 2021, compared to no loss for the three months ended September 30, 2020. The $3.1 million loss is comprised of a $1.8 million prepayment penalty, $1.1 million in expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fee and other charges. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and net carrying value of the extinguished debt.

Other income (expense)

Other expense was $0.8 million for the three months ended September 30, 2021 compared to less than $0.1 million for the three months ended September 30, 2020. The increase was due to the expense related to the Exit Fee described in Note 16 to our condensed consolidated financial statements.

Income tax expense

Income tax expense was $20 thousand for the three months ended September 30, 2021 and September 30, 2020. The expense relates to tax expense recorded for our German entity.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,	September 30,	Change
	2021	2020	Amount	%

	(in thousands)
Revenue:
Product revenue	$12,630	$6,921	$5,709	82.5%
Service revenue	4,152	2,060	2,092	101.6%
Non-commercial revenue	1,242	1,858	(616)	(33.2)%
Total revenue	18,024	10,839	7,185	66.3%
Costs and operating expenses:
Cost of product revenue	17,900	11,544	6,356	55.1%
Cost of service revenue	3,997	2,478	1,519	61.3%
Cost of non-commercial revenue	1,282	1,732	(450)	(26.0)%
Research and development	6,926	4,906	2,020	41.2%
Sales and marketing	8,460	4,149	4,311	103.9%
General and administrative	12,135	6,855	5,280	77.0%
Total costs and operating expenses	50,700	31,664	19,036	60.1%
Loss from operations	(32,676)	(20,825)	(11,851)	56.9%
Other income (expense):
Interest expense	(2,631)	(2,463)	(168)	6.8%
Change in fair value of preferred stock warrant liability	(19,643)	549	(20,192)	(3,678.0)%
Loss on extinguishment of debt	(3,100)	(2,910)	(190)	6.5%
Other income	(812)	24	(836)	(3,483.3)%
Total other income (expense), net	(26,186)	(4,800)	(21,386)	445.5%
Loss before income taxes	(58,862)	(25,625)	(33,237)	129.7%
Income tax expense	57	114	(57)	(50.0)%
Net loss	$(58,919)	$(25,739)	$(33,180)	128.9%

Revenue

Product revenue increased by $5.7 million, or 82.5%. The increase is attributable to a higher number of Growth Direct system placements during the nine months ended September 30, 2021, as well as higher volume of consumable shipments due to increased utilization of consumables attributable to both recently validated systems as well as those at existing customer sites, partially offset by an unfavorable impact of consumable product mix of $0.6 million.

Service revenue increased by $2.1 million, or 101.6%. The increase in service revenue was primarily due to a $1.3 million increase in validation revenue, a $0.7 million increase in service contract revenue, driven by an increase in cumulative Growth Direct systems validated, as well as a $0.1 million increase in field service revenue due to the increase in Growth Direct systems placed.

Non-commercial revenue decreased by $0.6 million, or 33.2%. The decrease in non-commercial revenue was primarily due to a reduction in billable costs due to a lower level of reimbursable activity under our contract with BARDA.

Costs and operating expenses

Costs of revenue

Cost of product revenue increased by $6.4 million, or 55.1%. The increase was driven by a $4.6 million increase in volume of Growth Direct systems and consumables sold, an increase of $2.0 million in personnel-related costs resulting from higher headcount to support increased production volume and manufacturing support activities, as well as to provide redundancy in the event of potential COVID-19 related disruptions, an increase in IT and facilities related costs of $0.9 million, an increase in freight costs of $0.3 million, and a $0.1 million increase in other non-direct costs. Partially offsetting the cost increase was a decrease in cost and mix of product sold of $1.5 million.

Cost of service revenue increased by $1.5 million, or 61.3%. This increase was primarily due to higher headcount-related costs of $1.2 million associated with additional validation and field service employees hired in the later part of 2020 and in 2021 to support increased service activity. Additionally, an increase in IT and facility related costs of $0.2 million, and materials used for increased validations and customers under service contracts, were partially offset by a net reduction in other cost of service revenue expenses of $0.1 million.

Cost of non-commercial revenue decreased by $0.5 million, or 26.0%. This decrease was primarily due to a reduction in spend due to the timing and extent of development activities under our contract with BARDA, with consulting activities down $0.5 million.

Research and development

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$6,926	$4,906	$2,020	41.2%
Percentage of total revenue	38.4%	45.3%

Research and development expenses increased by $2.0 million, or 41.2%. This increase was primarily due to an increase of $1.9 million in employee-related costs due primarily to higher headcount to support increased activity, an increase of $0.3 million in IT and facility costs, and a net increase of $0.2 million in other general research and development expenses, partially offset by a reduction in consulting expenses of $0.4 million.

Sales and marketing

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$8,460	$4,149	$4,311	103.9%
Percentage of total revenue	46.9%	38.3%

Sales and marketing expenses increased by $4.3 million, or 103.9%. This increase was primarily due to a $2.0 million increase in employee-related costs (including commissions earned) due to higher headcount, and increase in marketing consulting expenses of $1.8 million, an increase of $0.3 million in other marketing activities and a net increase of $0.2 million in other sales and marketing expenses.

General and administrative

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$12,135	$6,855	$5,280	77.0%
Percentage of total revenue	67.3%	63.2%

General and administrative expenses increased by $5.3 million, or 77.0%. This increase was primarily due to a $3.1 million increase in employee-related costs driven by higher headcount and a $1.7 million increase in professional fees related to legal, audit, accounting, recruiting and consulting activities due to an increase in underlying business activity, including IPO preparation costs and public company operating costs, and an increase of $0.6 million in business insurance. The increase was partially offset by a net decrease of $0.1 million in other general and administrative expenses.

Other income (expense)

Interest expense

Interest expense for the nine months ended September 30, 2021 and 2020 was $2.6 million and $2.5 million, respectively. The increase of $0.1 million, or 6.8%, was primarily due to a larger long-term debt principal balance incurring interest expense during 2021.

Change in fair value of preferred stock warrant liability

The change in fair value of preferred stock warrant liability was a loss of $19.6 million for the nine months ended September 30, 2021, compared to a gain of $0.5 million for the nine months ended September 30, 2020. The change was due primarily to an increase in the fair value of the underlying preferred stock, which is used to determine the value of preferred stock warrants, to reflect the IPO price. The increase in fair value was recorded upon the IPO prior to the conversion to Class A common stock warrants and reclassification to equity.

Loss on extinguishment of debt

The loss on extinguishment of debt was $3.1 million for the nine months ended September 30, 2021, compared to $2.9 million for the nine months ended September 30, 2020. The $3.1 million loss is comprised of a $1.8 million prepayment penalty, $1.1 million in expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fee and other charges, and was incurred as a result of the repayment of the 2020 Term Loan. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and net carrying value of the extinguished debt. The loss for the nine months ended September 30, 2020 is comprised of unamortized issuance costs, unamortized prepaid commitments fees, and early payment fees, and was incurred as result of the conversion of the 2020 Convertible Notes into Series C1 Preferred Stock in April 2020.

Other income (expense)

Other expense was $0.8 million for the nine months ended September 30, 2021 compared to less than $0.1 million income for the nine months ended September 30, 2020. The increase was due to the expense related to the Exit Fee described in Note 16 to our condensed consolidated financial statements.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, proceeds from our IPO, borrowings under loan agreements and revenue from sales of our products, services and contracts. As of September 30, 2021, we had cash and cash equivalents of $219.6 million. In July 2021, we completed our IPO and received net proceeds of approximately $143.8 million. Additionally, in August 2021, the underwriters exercised their overallotment option in part which resulted in net proceeds of approximately $20.2 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these condensed consolidated financial statements were issued.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(42,077)	$(25,825)
Net cash provided by (used in) investing activities	13,769	(25,546)
Net cash provided by financing activities	218,001	64,185
Net increase in cash and cash equivalents and restricted cash	$189,693	$12,814

Operating activities

During the nine months ended September 30, 2021, operating activities used $42.1 million in cash, primarily resulting from our net loss of $58.9 million, net cash used by changes in our operating assets and liabilities of $8.6 million, which were partially offset by non-cash charges of $25.4 million, which included a non-cash change in fair value of preferred stock warrant liability of $19.6 million and debt extinguishment loss of $3.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of increases in inventory of $5.2 million driven by an increase in finished good and raw material inventory to support increased production volume and to build safety stock, an increase in prepaid and other assets of $2.6 million driven by an increase in prepaid business insurance, as well as a decrease in accounts payable of $2.2 million and deferred revenue of $0.5 million. The cash used by operating assets and liabilities was partially offset by an increase in accrued expenses and other liabilities of $2.6 million, and an increase long term deferred rent of less than $0.1 million.

During the nine months ended September 30, 2020, operating activities used $25.8 million in cash, primarily resulting from our net loss of $25.7 million, and net cash used by changes in our operating assets and liabilities of $5.4 million, which were partially offset by non-cash charges of $5.3 million, which included a non-cash loss on extinguishment of debt of $2.9 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of increases in accounts receivable of $2.0 million, increase in inventory of $2.5 million to support increased production volume and to build safety stock, an increase in prepaid expenses and other current and long-term assets of $1.2 million, decreases of $1.6 million in accounts payable, and a decrease in prepaid and other current assets of $0.3 million. The cash used by operating assets and liabilities was partially offset by an increase in deferred revenue of $1.3 million and accrued expense and other liabilities of $0.6 million.

Investing activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $13.8 million, maturities of investments of $15.0 million, net of purchases of property and equipment of $1.3 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $25.5 million, consisting of purchases of investments of $25.0 million and purchases of property and equipment of $0.6 million.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $218.0 million, consisting of net proceeds from the IPO of $165.5 million, net proceeds of $79.7 million from the issuance of redeemable convertible preferred stock in March 2021 and $0.8 million proceeds from issuance of restricted common stock purchased by an employee and stock option exercises. The proceeds were partially offset by the repayment of the 2020 Term loan of $26.2 million and payment of debt extinguishment fees of $1.9 million in September 2021.

During the nine months ended September 30, 2020, net cash provided by financing activities was $64.2 million, consisting primarily of net proceeds of $49.9 million from the issuance of redeemable convertible preferred stock in April 2020, $9.5 million proceeds from issuance of convertible notes in February 2020, and $25.0 million in proceeds from the issuance of long-term debt in May 2020. Partially offsetting the proceeds from financing activities were $18.0 million for the repayment of term loans, $1.4 million payments to extinguish debt, and $0.9 million in payment of debt issuance costs.

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

The 2020 Term Loan’s interest rate could be elected each quarter by us, as either (a) 12%, up to 7% of which may be Payment in Kind, or PIK, interest or (b) 13% PIK interest.

In September 2021, we repaid the 2020 Term Loan and incurred a debt extinguishment loss of $3.1 million, which was comprised of a $1.8 million prepayment penalty, $1.1 million in expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fee and other charges. For additional information on the 2020 Term Loan, see Note 9 —Long-term Debt to our condensed consolidated financial statements.

Contractual obligations and commitments

In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance which has been drawn down in full. Future minimum commitments under this lease through July 2026 are $2.3 million and $2.6 million as of September 30, 2021 and December 31, 2020, respectively.

In December 2016, in connection with the amendment of a then-outstanding loan agreement with the lender, we entered into an agreement under which we are obligated to pay the lender an exit fee in the amount of $0.8 million in the event of a “qualifying exit event” prior to December 31, 2026. As defined in the agreement, a “qualifying exit event” includes but is not limited to a liquidation, merger, sale or change of control of the company or a public offering of its common stock. No amounts were accrued at December 31, 2020 as a “qualifying exit event” was not deemed probable. The IPO was a qualifying event and we expensed and paid the exit fee in July 2021.

In March 2020, we entered into an agreement with a supplier to secure future supply of certain materials used in the manufacturing of our Growth Direct systems. As of September 30, 2020, we had committed to minimum payments under these arrangements totaling $0.9 million through December 31, 2022. We had $0.3 million and $0.1 million accrued for the supply agreement as of September 30, 2021 and December 31, 2020, respectively.

In December 2020, we entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of September 30, 2021, we had committed to minimum payments under these arrangements totaling $1.1 million through January 31, 2026. There were no amounts accrued for this agreement as of September 30, 2021 and December 31, 2020.

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

Seasonality

Our revenues vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that could impact our ability to deliver products and provide onsite services to our customers during those periods that could impact our ability to deliver product and provide onsite services to our customer during those periods. We expect this volatility to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, trends may vary in the future as our revenue mix shifts from non-recurring to recurring revenues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

As of September 30, 2021, we had cash and cash equivalents of $219.6 million, which consisted of cash equivalents. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since our inception. As of September 30, 2021, we had an accumulated deficit of $300.5 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our becoming a public company. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

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

Product revenue, comprised of sales of our Growth Direct system, proprietary consumables and LIMS connection software, accounted for 69.9%, and 77.5% of our revenue for the three months ended September 30, 2021 and 2020, respectively, and 70.1% and 63.9% for the nine months ended September 30, 2021 and 2020, respectively. We expect that sales of these products will continue to account for a substantial portion of our revenue and will increase as we grow our customer base and expand our business with existing customers. The Growth Direct system is fully functional for use by the customer upon delivery, as such we recognize revenue for sales of our Growth Direct system upon transfer of control of the system to the customer. After a system is placed with a customer and installed, validation services start to be provided, which typically can take anywhere from three to nine months. Once a system is validated, we generally expect our customers to transition from the traditional manual method of MQC testing to our automated method and begin regular utilization of consumables over a period of up to three months. Therefore, there can be a period of up to 12 months or more between installation of a system and revenue being generated from the regular sale of consumables for that system. As a result, it can be difficult for us to forecast our product revenue and there may be an extended period of time before we receive recurring revenue from sales of consumables. We may also experience fluctuations in our product revenue, which could have an adverse effect on our financial position.

If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and service contracts to existing customers declines, our future operating results would be adversely affected.

In the three months ended September 30, 2021 and September 30, 2020, 43.5% and 59.6% of our revenue was generated from two customers, respectively. In the nine months ended September 30, 2021 and September 30, 2020, 16.4% of our revenue was generated from one customer and 48.4% of our revenue was generated from three customers, respectively. The revenue generated from these customers was primarily derived from sales of our Growth Direct system. Our customers generally purchase our Growth Direct system at one time and we expect them to use these systems for many years before needing to purchase new systems. Our ability to generate revenue depends on our ability to sell our Growth Direct system to new customers or expand the use of our system by existing customers. As a result, in the near term, we expect a significant portion of our revenue to primarily be generated from a small number of different customers each year. We also rely on consumables and service contracts as a source of recurring revenue from our existing customers. These consumables and service contracts are purchased on an as-needed basis and, as a result, revenue from these sources may be subject to change, as customers’ purchasing practices and policies change or their demand for our consumables and service contracts change. If we are unable to sell our Growth Direct system to new customers, if our existing customers don’t expand their use of our system, or if our existing customers decide to purchase fewer of our consumables and service contracts or terminate their relationships with us, our revenue could significantly decrease, which would have an adverse effect on our financial condition and results of operations and could adversely impact our ability to execute on our growth strategy.

Repair or replacement costs due to warranties we provide on our Growth Direct system could have a material adverse effect on our business, financial condition and results of operations.

We provide a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of September 30, 2021, we had an amount reserved for warranty costs of $0.6 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business and Strategy

The ongoing COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results.

Since late 2019, the COVID-19 pandemic has spread globally, including to the Boston, Massachusetts area, where our primary office and manufacturing facility is located. The COVID-19 pandemic is evolving, and has led to the implementation of various responses, including government-imposed, quarantines, travel restrictions, vaccination mandates and other public health safety measures. In response to the spread of COVID-19, and its variants, and in accordance with direction from state and local government authorities, we have limited access to our facilities to vaccinated personnel, unvaccinated personnel who are tested weekly, and third parties who must perform critical activities that must be completed on-site. While Massachusetts is engaged in a phased re-opening of businesses, in the event that government authorities were to halt the re-opening or modify current restrictions, our employees conducting development or manufacturing activities may not be able to access our manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

As a result of the COVID-19 pandemic, we have and may in the future experience severe disruptions, including:

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

Any of these factors could severely impact our development activities, business operations and sales, or delay necessary interactions with manufacturing sites and other important contractors and customers. For example, we experienced a disruption in receiving supplies from third parties and a decrease in installations as a result of the shutdown of our customers’ businesses. These and other factors arising from the ongoing COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, and its variants, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.

The extent to which the outbreak may negatively impact our operations and results of operations or those of our third party manufacturers, suppliers, collaborators or customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, additional or modified government actions, new information that emerges concerning the severity and impact of COVID-19, and its variants, the availability and utilization of vaccines and treatments for COVID-19, and actions to contain the pandemic or treat its impact, such as social distancing, quarantines, lock-downs or business closures.

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

We may acquire businesses or form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, incur debt or cause us to incur significant expense.

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

Following our IPO, based on the number of shares of Class A common stock outstanding as of September 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before the IPO and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our Class A common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of November 1, 2021, we have 41,352,523 outstanding shares of Class A common stock and Class B common stock, collectively. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining shares are currently restricted as a result of applicable securities laws or lock-up agreements and will become eligible to be sold at various times beginning 180 days after the IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to certain restrictions under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Moreover, pursuant to an investors’ rights agreement entered into with certain of our stockholders, holders of an aggregate of 32,348,126 shares of our Class A common stock (including shares issuable upon conversion of our Class B common stock) will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until the rights terminate. We have also registered shares of our common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements, volume limitations applicable to affiliates and lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

(a)Issuance of capital stock

From July 1, 2021 through September 30, 2021, we did not issue any shares of our preferred stock to accredited investors.

On July 19, 2021, upon the closing of our IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into 24,200,920 shares of our Class A common stock and 6,903,379 shares of our Class B common stock. The issuance of such common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

(b)Equity grants

From July 1, 2021 through September 30, 2021, we granted stock options to purchase an aggregate of 150,000 shares of our Class A common stock with an exercise price of $20.00 per share.

From July 1, 2021 through September 30, 2021, we issued an aggregate of 25,790 shares of Class A common stock pursuant to stock options exercised by certain of our employees and consultants in connection with services provided to us by such parties, with exercise prices ranging between $0.20 and $10.85 per share.

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

Use of Proceeds

On July 19, 2021, we completed our IPO, in which we issued and sold 7,920,000 shares of our Class A common stock at a price to the public of $20.00 per share. We raised net proceeds to us of approximately $143.8 million, after deducting the underwriting discount of $11.1 million and offering expenses of $3.7 million. On August 4, 2021, the underwriters exercised their option to purchase additional shares in part for 1,086,604 shares at the public offering price of $20.00 per share less underwriting discounts and commissions, for additional net proceeds to us of approximately $20.2 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257431), as amended, or the “Registration Statement”, declared effective by the SEC on July 14, 2021. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds from our IPO have been invested in cash and a highly liquid money market fund comprised of U.S. Government and U.S. Treasury securities to help ensure liquidity and capital preservation. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-40592	3.1	7/21/21
3.2	Amended and Restated Bylaws.	8-K	001-40592	3.2	7/21/21
10.1	Payoff Letter, entered into as of September 17, 2021, by and between Rapid Micro Biosystems, Inc. and Kennedy Lewis Management LP, as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K (File No. 001-40592) filed on September 23, 2021, 2021).	8-K	001-40592	10.1	9/23/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 15, 2021

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)