Form 10-K
period 2021-12-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2022-03-24
CIK 1380106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40592

Rapid Micro Biosystems, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-8121647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Pawtucket Boulevard West, Suite 280 Lowell, MA	01854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 349-3200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Class A common stock, $0.01 par value per share	RPID	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s Class A common stock, par value $0.01, outstanding as of March 21, 2022 was 36,386,948.

The number of shares of the registrant’s Class B common stock, par value $0.01, outstanding as of March 21, 2022 was 5,553,379.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

●	our business strategy for our Growth Direct platform and systems;
●	our future results of operations and financial position, including our expectations regarding revenue, operating expenses and ability to generate cash flow;
●	our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our research and development activities and the expansion of our sales, marketing, manufacturing and distribution capabilities;
●	our ability to maintain and expand our customer base for our Growth Direct platform and systems;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our research and development activities and prospective new features, products and product approvals;
●	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs, including prospective products;
●	our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
●	our expectations regarding the potential impact of the ongoing COVID-19 pandemic on our business, operations and the markets in which we and our customers operate;
●	our ability to adequately protect our intellectual property; and
●	our ability to hire and retain necessary qualified employees to grow our business and expand our operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

TRADEMARKS

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

●	We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;
●	Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
●	Our success depends on the success of our Growth Direct platform, which may not be achieved or maintained.
●	Our operating results have fluctuated significantly in the past and will fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
●	Our revenue has been primarily generated from sales of our Growth Direct system, proprietary consumables and laboratory information management system, or LIMS, connection software, which require a substantial period of time to generate recurring revenue;
●	If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and service contracts to existing customers declines, our future operating results would be adversely affected;
●	We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations;
●	The COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results;
●	The continued success of our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control, or MQC, testing;
●	It may be difficult for us to implement our strategies for improving growth;
●	We may not successfully implement our strategy to expand our Growth Direct platform to customers who manufacture cell and gene therapies;
●	The size of the markets and forecasts of market growth for automated MQC testing and other of our key performance indicators are based on a number of complex assumptions and estimates, and may be inaccurate;
●	New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all;
●	Our customers use our Growth Direct platform as part of their quality-control workflow, which is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other comparable regulatory authorities;
●	If we are unable to support demand for the Growth Direct platform, and for our future product offerings, including ensuring that we have adequate capacity to meet increased demand, our business could suffer;

●	We have limited experience in marketing and sales, and if we are unable to expand our marketing and sales organization to adequately address our customers’ needs or to expand our customer base, our business may be adversely affected;
●	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy;
●	If we cannot compete successfully, we may be unable to increase or sustain our revenue, or achieve and sustain profitability;
●	We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive;
●	Due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets, products and services. We may expend our resources to access markets and develop products and services that do not yield meaningful revenue or we may fail to capitalize on markets, products or services that may be more profitable or with a greater potential for success;
●	The Growth Direct platform may contain undetected errors or defects and may not meet the expectations of our customers, which means our business, financial condition, results of operations and prospects could suffer;
●	Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop;
●	If we lose key management, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may be materially harmed;
●	If our sole manufacturing and development facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our manufacturing and development efforts will be jeopardized;
●	Our manufacturing operations are dependent upon third-party suppliers, including single-source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business;
●	If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including the Growth Direct platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired;
●	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time; and
●	The market price of our Class A common stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

PART I

Item 1. Business.

Defining the future of pharmaceutical quality control

We are leading a global transformation toward fully automated microbial quality control within pharmaceutical manufacturing. Our products safeguard the most complex and critical bioprocessing workflows in the industry, enabling faster, safer, and higher capacity drug production. Through our unique expertise at the intersection of microbiology, robotic systems, and advanced vision algorithms, we are setting the foundation for end-to-end quality control automation to enable the future of advanced pharmaceutical manufacturing.

Overview

We are an innovative life sciences technology company providing mission critical automation solutions to facilitate the efficient manufacturing and fast, safe release of healthcare products such as biologics, vaccines, cell and gene therapies, and sterile injectables. Our flagship Growth Direct platform automates and modernizes the antiquated, manual microbial quality control, or MQC, testing workflows used in the largest and most complex pharmaceutical manufacturing operations across the globe. The Growth Direct platform brings the quality control lab to the manufacturing floor, unlocking the power of in-line / at-the-line MQC automation to deliver faster results, greater accuracy, increased operational efficiency, better compliance with data integrity regulations, and quicker decision making that our customers rely on to ensure safe and consistent supply of important healthcare products.

Rapidmicro
biosystems

Broad application suite & easy sample collection

High capacity & high throughput testing

Fully automated handling & traceability of samples

Rapid detection & enumeration

Robust security & data integrity

>99% uptime to support mission critical MQC testing applications

Our Growth Direct platform is the only fully automated, high-throughput and secure MQC solution. Developed with over 15 years of active feedback from our customers, Growth Direct was purpose-built to meet the MQC challenges posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturers. Our platform delivers the robust and scalable automation necessary to support rapidly expanding demand for novel and complex therapeutic modalities, such as biologics, vaccines, cell and gene therapies, and sterile injectables. Our systems are designed to absorb and automate the vast majority of daily MQC test volume in any pharmaceutical manufacturing facility and can be operated in networked fleets of multiple systems per facility or campus to scale up with high-volume manufacturing.

MQC is a ubiquitous and critical testing process, executed daily at massive scale globally, that ensures pharmaceutical manufacturing facilities and products are free of microbial contamination from exogenous microorganisms such as bacteria, mold, and other foreign substances. MQC ensures the safety of final drug products released for patient use, via the constant testing for microbial contamination of raw materials, production environments, personnel, and in-process and final sterility testing for drug products. A single drug production facility may conduct anywhere from tens of thousands to over one million MQC tests per year to ensure product quality. This testing is mandated and closely monitored by the U.S. Food and Drug Administration, or FDA, and other global regulatory agencies to ensure the safety of all pharmaceutical products, with serious regulatory and financial consequences for lack of compliance.

The traditional method of MQC testing, or the traditional method, also known as the compendial method, involves detection of viable, potentially contaminating organisms by a process known as “growth promotion.” In this method, samples are manually collected on media plates, hand labeled and inventoried, physically transported to a centralized lab, and incubated at various temperatures for days to weeks. MQC specialists then visually inspect these plates manually, counting colonies of microbial organisms and recording their counts of thousands of plates by hand, which is a repetitive process predisposed to operator miscounts. In total, the traditional method can require 15 individual processing steps per sample. The benefit of this long-standing method is that it is trusted—a colony growing on media strongly implies the existence of viable, potentially contaminating organisms growing in the location or sample from which the assay was collected.

However, the manual traditional MQC method has become antiquated and is unable to match the growing scale of global pharmaceutical manufacturing—especially complex bioprocessing of biologics, cell, and gene therapies—principally because the process is slow to deliver results, entirely dependent on human labor, subject to technician fallibility and error, unsecured, and non-compliant with data integrity regulations. In time-sensitive, highly regulated pharmaceutical manufacturing operations, these process vulnerabilities can expose organizations to significant operational, financial, and reputational risks, including loss of valuable product batches, reduced manufacturing capacity, lengthy regulatory investigations, costly enforcement actions, and delayed release of life-saving products.

Our Growth Direct platform improves the traditional MQC process, maintaining the fundamental trusted method of growth promotion, but applying advanced robotic automation, powerful optical imaging, algorithmic vision analysis, and data management to render it more scalable and efficient for the future of advanced pharmaceutical manufacturing. Our proprietary technology works by replacing human counting of growing colonies with software and algorithm detection and counting based on image analysis. We exploit the natural autofluorescent properties of microbial organisms to count microcolonies by detecting minute changes to their brightness over time using proprietary vision algorithms, without any new reagents or additional sample prep. Our system wraps this core detection technology with fully automated, high-volume, walk-away robotic sample handling and incubation, locked behind a secured interface that enables compliance with data integrity regulations.

We believe the MQC market is poised for disruption and modernization via the widespread deployment of our Growth Direct platform, and we have embarked on the mission of transforming the MQC test market to standardize on our fully automated solution.

The Growth Direct platform fully automates and digitizes the process of pharmaceutical MQC and enables our customers to perform this critical testing process more efficiently, accurately, and securely. Our platform comprises the Growth Direct system, proprietary consumables, lab information management system, or LIMS, connection software, and comprehensive customer support and validation services. Our Growth Direct system is a fully automated, high throughput instrument for daily processing of MQC samples on our proprietary consumables—a microbiology quality control lab in a box. We have achieved an automated method that is faster and produces more accurate, reliable and accessible data than the traditional method. Growth Direct delivers faster results in half the time, and with its higher testing throughputs and capacity can absorb the vast majority of daily MQC testing in any facility. Our system increases accuracy and efficiency through full automation of the MQC process. Customers depend on Growth Direct’s robust security, connectivity, and data integrity capabilities, reinforced by its high reliability with >99% uptime.

We believe we are the first company to solve the existing barriers to MQC automation. Our product platform reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, software image analysis, data management and security, and process automation. Our business was specifically built to meet the needs of pharmaceutical manufacturing and has developed a track record of delivering reliable results for our customers, which is why we believe we are the trusted standard in microbial automation.

On a global scale, we estimate nearly 360 million MQC tests are conducted annually in thousands of dedicated pharmaceutical manufacturing facilities responsible for producing billions of doses of therapeutics every year. We estimate our total addressable market, or TAM, to be approximately $10 billion in 2022, which we expect to grow to over $16 billion by 2027. Our TAM includes both a system sales opportunity and a recurring opportunity from sales of consumables and service contracts, the latter of which is estimated to be approximately $5 billion in 2022. As we embed our products within global pharmaceutical manufacturing operations and begin to automate and digitize their workflows, we believe our platform is exceptionally well-positioned to enable the future of quality control automation and unlock further significant TAM expansion opportunities.

We employ direct commercial and service teams that drive the adoption of our products globally. We create a superior user experience from pre-sales, to onboarding, consultative validation services, onsite technical training, and continued customer support throughout our relationship. We have a scalable commercial infrastructure including a direct sales force in North America and Europe. This is supplemented with an extensive and highly specialized customer service and validation infrastructure. This infrastructure ensures successful on-boarding of the Growth Direct through both initial validation and follow-on purchases throughout the entire customer site network, where the highest volume sites may require dozens of Growth Direct systems. We currently have customers across approximately 70 sites in 14 countries and the majority of our customers have multiple Growth Direct systems and have deployed Growth Direct across multiple facility locations.

We launched the latest generation of the Growth Direct system in 2017 and have placed 116 systems and sold over one million consumables globally. Our customer base includes over half of the top twenty pharmaceutical companies as measured by revenue and the manufacturers of 25% of globally approved cell and gene therapies, including 67% of approved gene-modified autologous CAR-T cell therapies. Once installed and validated in our customers’ facilities, Growth Direct provides for recurring revenues through ongoing consumables and service contracts. Based on the significant value that our Growth Direct platform provides to our customers, we have experienced strong organic growth over the last two fiscal years, despite the impact of the COVID-19 pandemic, resulting in combined product and service revenue of $21.6 million and $14.1 million for the fiscal years ended December 31, 2021 and 2020, respectively, representing an annual growth rate of 53.6%.

We seek to establish Growth Direct as the trusted global standard in automated MQC by delivering the speed, accuracy, security, and data integrity and regulatory compliance that our customers depend on to ensure patient safety and consistent drug supply.

Industry background and challenges

MQC overview

MQC is the principal method by which pharmaceutical manufacturers ensure the ongoing sterility of their facilities and finished products by detecting and stopping contamination from any outside microorganisms, such as bacteria, mold, and other foreign substances. MQC is a critical component of the bioprocess and pharmaceutical production process and is regulated and mandated by the FDA under current good manufacturing practice, or cGMP, and by other international regulatory agencies. Current MQC testing methods are manual, laborious, have lacked innovation over the past several decades.

Most bioprocess and pharmaceutical manufacturing processes follow a conventional high-level workflow:

1.	Raw Materials: Raw materials such as excipients, active pharmaceutical ingredients, or APIs, and water are received and prepared.
2.	Upstream Processing: These raw materials are combined and transformed through various processing steps to produce drug product.
3.	Downstream Processing: The drug product is formulated and aliquoted into its dosage form in a fill / finish operation.
4.	Fill/Finish: Finally, finished doses are packaged and prepared for release.

These process steps occur in manufacturing suites in ISO designated clean rooms, with increasingly stringent controls denoted by escalating cleanroom class (with Class A the most controlled), as the process nears final product release.

Pharmaceutical manufacturing workflow

To guarantee the quality of the end products and the safety of patients who receive them, manufacturers must ensure that their products are free of potentially harmful microbial contamination. This requirement creates a considerable operational challenge, as the natural environment is rife with microorganisms that could pose serious risk to patients should they transit into these clean rooms and contaminate any aspect of the manufacturing process. Consequently, pharmaceutical companies must maintain strict sterility control in their manufacturing facilities by vigilantly monitoring their sites, equipment, and finished drugs, and responding quickly to any microbial contamination. This is accomplished through MQC testing, which generally encompasses four specific applications for testing of microbial contamination:

●	Environmental Monitoring (EM)—tests the manufacturing environment, including circulating air, exposed surfaces, and personnel, and represents approximately 65-70% of global MQC test volume;
●	Water (W)—tests any purified water used at any stage of the drug production process, including water for injection, or WFI, and represents approximately 15% of global MQC test volume;

●	In-Process Bioburden (BB)—tests raw materials, drug substance and in-process product, and represents approximately 15% of global MQC test volume; and
●	Sterility Release (ST)—final testing of finished product to ensure sterility before the product is released for commercial sale, and represents less than 5% of global MQC test volume.

MQC testing occurs at high volumes due to its importance across all dimensions of a pharmaceutical manufacturing operation and must be executed daily and implemented across all production lines. As a result, pharmaceutical manufacturing facilities may conduct as many as tens of thousands to over one million tests per year.

Legacy MQC techniques and key challenges

The traditional method of MQC testing, which we estimate accounts for over 95% of all MQC testing, involves detection of viable organisms by a process known as “growth promotion.” In this process, samples are collected from a manufacturing site (e.g., on equipment, water, raw materials) and deposited by various methods onto plates with a matrix (typically agar) containing growth media with nutrients that encourage microbial growth. These plates are hand-labeled, inventoried, and physically transported to a centralized MQC lab. The plates are incubated under various conditions favorable for microbial growth; a manufacturing operation may simultaneously maintain multiple different incubation conditions and processes. If the original sample is contaminated with microbial organisms, the transferred organisms will divide and expand on the test plate, eventually forming visible colonies on the surface of the growth media. Technicians inspect these plates manually, counting colonies and recording their counts by hand. Visualization of colonies indicates the original presence of viable—that is, living—organisms from the sampled location or substance, and a likely microbial contamination for investigation and remediation.

The typical MQC lab today using the traditional method

A typical MQC testing process using the traditional testing method involves 15 or more manual steps per sample, including sample collection, labeling, transport, inventory, incubation, multiple reading and re-incubation steps, final counting, data recording, and data entry. The process is inherently inefficient, with some of the early sample collection steps occurring inside the manufacturing suites spread across a campus, and others centralized in campus MQC labs, requiring sample transport. The manual handling aspect of the traditional method makes it more prone to human error than an automated alternative and can lead to extensive labor and other direct and indirect costs given the thousands to millions of MQC tests required annually per manufacturing facility.

15-step process for traditional microbial MQC method

The traditional method poses several operational problems:

●	Delayed results — Colonies must grow to a certain size, typically 10 million cells, before the human eye is able to detect them. Across the range of organisms and incubation protocols that facilities handle, this growth time can range from 5-14 days. Until then, no definitive result can be determined, which delays any dependent processes.
●	Test subjectivity — Once growth has occurred, a human operator will count the colonies and decide whether the number of colonies meets or exceeds their organization’s threshold for remediation. However, colonies can grow together or overlap completely, or can be mistaken for other artifacts, confounding operators’ ability to generate an accurate, subjective count, especially given the fact that human operators can only check plates a few times during the incubation cycle.
●	Vulnerability to errors — Operators must manually categorize, label, track and manage numerous plates through a complex multi-step, multi-day process of incubation and analysis, risking the loss or mishandling of samples. Manual analysis of samples also requires human data collection and entry, introducing risk of mistakes during recording and transcription of data.
●	Lack of data integrity and audit controls — The manual, traditional method of data handling faces challenges in meeting the current regulatory standards requiring data integrity. Current processes, which are often paper based, introduce risk of erroneous or fraudulent data as critical data entry points are reliant on the experience, state of mind, and motives of the individual recording them.
●	Laborious process — Manual growth promotion is a labor-intensive, multi-step process that requires operators to cycle samples through incubators multiple times per day as they check for growth and often requires physical transport from a manufacturing facility to a centralized lab.

Lapses in traditional MQC processes and potential contamination have resulted in increased regulatory scrutiny and organizational risk, leading to lengthy regulatory investigations and costly enforcement actions in addition to product loss and resulting lost revenue. The risks and costs of inadequate traditional MQC testing include:

●	Global data integrity risk — 40-50% of all warning letters issued globally contain a data integrity component.

●	Lengthy regulatory investigations — The time to resolution of FDA 483s and warning letters is approximately 6-24 months, and even longer in some cases.
●	FDA enforcement action risk — Risk of significant and costly FDA enforcement actions, up to and including consent decrees.
●	Significant product loss — Up to $100 million annual product loss per company due to MQC failures has been observed in recent years.
●	Shareholder value destruction — Potential shareholder value destruction in the hundreds of millions to billions of dollars due to MQC issues, resulting product and financial issues, potential customer concerns, and impact from negative press.

In the last several years alone, there have been numerous publicized incidents involving leading pharmaceutical companies that highlight the risk of poorly controlled, manual MQC testing and protocols, resulting in lengthy site closures, CRLs, and delays to product approvals.

Furthermore, regulatory compliance pressures in the pharmaceutical industry have generally increased over the past decade, with the FDA issuing nearly 474 Form 483s and over 206 warning letters globally for various regulatory violations in 2021. More specifically, the proportion of FDA warning letters containing a data integrity complaint has risen in recent years, as the agency devotes greater attention to that topic. We expect there to be continued regulatory scrutiny as the industry shifts to more complex biological manufacturing and manufacturing returns domestically.

Increasing industry tailwinds

Key MQC automation growth drivers

We believe several industry trends are driving need for MQC automation, including:

●	Increasing regulatory scrutiny — Regulatory compliance pressures in the pharmaceutical industry have increased over the past decade, as mentioned above. Moreover, between 2011 and 2020, FDA inspectors issued more than 280 warning letters related to data integrity problems, with a significant increase since new regulations took effect in 2016. Other international regulatory agencies are also defining and increasingly enforcing the highest standards for consistent data robustness, including the U.K. and the World Health Organization.
●	Data integrity and need for remote, real-time monitoring of facilities — Facing increased data integrity scrutiny from regulatory authorities in their quality control lab and manufacturing areas, pharmaceutical manufacturers must focus on meeting these regulatory requirements as defined by the FDA and other international regulatory bodies. Breakdown of data integrity, even if inadvertent, can result in warning letters, refusal to approve applications, and even product bans from a jurisdiction. Additionally, given the increasingly complex nature of biopharmaceutical manufacturing, there is a growing need to be able to monitor MQC testing in real-time and remotely to ensure the constant quality of production processes.
●	Expansion of high growth biologics and advent of new, more complex therapeutic modalities such as cell and gene therapies — At $1 trillion in sales in 2021, the global prescription drug market is large and growing, driven by demand for new therapies, such as biologics and cell and gene therapies. The global biologics market is expected to grow at a 9.6% CAGR through 2026 according to EvaluatePharma, and account for 35% of prescriptions and 55% of total revenue of the top 100 drugs, driven in part by the rise in the burden of chronic diseases and growing demand for innovative therapies. Within the biotechnology segment, certain modalities are growing even faster, such as cell and gene therapies, where MQC testing volume is projected to grow at a 10-30% CAGR through 2026. Biologics, cell, and gene therapies require complex multi-step manufacturing processes which demand efficient automated MQC processes. These complex biologics have the highest MQC testing intensity per batch of manufactured product, given that they are often manufactured in a highly modularized fashion where each manufacturing batch often represents an individual dose to a specific patient. These dynamics extend to contract development and manufacturing organizations, or CDMOs, which continue to benefit from increased outsourcing and the need for contract partners that can manufacture these complex therapeutics.
●	Greater efficiency and focus on six sigma lean manufacturing principles — The pharmaceutical industry is under significant pressure to commercialize products faster in order to maximize their patent life. There is continued focus on concepts such as lean manufacturing and six sigma to drive efficiencies in the manufacturing process and a greater emphasis on automating MQC testing to reduce errors and decrease manufacturing lead times and inventory requirements in supply chains. The complex nature of emerging biologics and novel therapeutics such as cell and gene therapy also require increased focus on efficiency and precision manufacturing. For example, autologous cell therapies require collection of patient tissue, ex vivo manipulation of these cells, and delivery via reinjection into patients—all steps which must be conducted within a short time span, and with absolute microbiological sterility. Such “vein-to-vein” processes require an intense focus on purity and contamination control throughout every step of the manufacturing workflow, given the value of the individualized ingredients and fast turnaround time required to deliver the therapy back to the patient.
●	Rebuilding of domestic growth supply chain / increased scrutiny of outsourced materials with focus on reshoring drug development process — The pharmaceutical industry has historically embraced a global supply chain which has provided cost advantages made available by offshoring certain services, such as drug and API manufacturing. However, many companies are pushing to re-shore their global supply chains to resume domestic manufacturing, in part driven by recent supply chain disruptions from the COVID-19 pandemic as well as the potential for geopolitical and intellectual property infringement risk. We believe the reshoring of manufacturing operations will further necessitate the need for efficient automated MQC testing.

Market opportunity

Our core market of MQC testing encompasses a ubiquitous and high-volume testing process deployed across all pharmaceutical manufacturing operations. We address a total systems, consumables, and services market that we estimate to be approximately $10 billion in 2022 and is forecasted to grow at an approximate 9% CAGR to over $16 billion by 2027. We based our estimated TAM on total potential demand for our products derived from research conducted by Health Advances LLC and our current pricing. Our TAM includes both a system sales opportunity and a recurring opportunity from sales of consumables and service contracts, the latter of which is estimated to be approximately $5 billion in 2022. We estimate that our global addressable MQC testing market represents approximately 360 million MQC tests annually in 2022 and is expected to grow at a CAGR of 9% to a total of approximately 507 million tests by 2027. This aggregate test volume is composed of MQC testing across several addressable end markets, including biologic therapeutics such as cell and gene therapies, vaccines, and protein therapies (approximately 130 million annual MQC tests); small molecule orals (approximately 95 million annual MQC tests); small molecule injectables (approximately 100 million annual MQC tests); and medtech products (approximately 36 million annual MQC tests). We serve this market across three geographic territories: North America, which accounts for approximately 35% of the global MQC testing market, Europe (approximately 32%), and the rest of the world (approximately 33%).

Our core total addressable market

We are especially focused on serving the high-growth biologics, cell, and gene therapy markets, which have the highest MQC testing intensity per batch of manufactured product. We seek to drive substantial growth by establishing Growth Direct as the standard for MQC automation in advanced bioprocessing for biologics, cell, and gene therapies. MQC testing for these complex therapeutics modalities is forecasted to grow at a 10-30% compounded annual growth rate through 2027. Because these advanced modalities require complex multi-step manufacturing processes with individualized batches and increased product handling, we believe traditional MQC will not scale efficiently to serve this end market, and that the Growth Direct is well positioned to address this opportunity. The need is further highlighted given we have observed an increased scrutiny by regulators and concerns over data integrity, particularly for complex therapeutic manufacturing where MQC is still dominated by legacy, manual processes. We estimate MQC testing for biologic therapeutics will grow at an approximate 13% CAGR from 2022 through 2027. As the sector continues to witness significant advancement, we estimate that nearly 50% of our total TAM growth through 2027 will be driven by the biologics, cell, and gene therapy end markets. Within the cell and gene therapy category, the need for faster, more efficient manufacturing presents an attractive targeted growth opportunity for Growth Direct. A quarter of globally approved cell and gene therapy products use Growth Direct to automate MQC, including two-thirds of approved gene-modified autologous CAR-T cell therapies, and the remaining 1,100+ cell and gene therapies in Phase 1 to 3 clinical trials represent a significant opportunity for our business.

Cell and gene therapy market and pipeline

Our business is further well-positioned to execute on several TAM expansion opportunities. We believe there is an opportunity to expand our existing automated MQC testing solution in adjacent markets such as personal care product manufacturing, where our Growth Direct platform is currently in use and which we estimate presents an approximately $8 billion opportunity with an estimated 270 million MQC tests annually. We based this estimated TAM on total potential demand for our products derived from research we commissioned conducted by Health Advances LLC and our current pricing. We also intend to develop services and products to allow us to deliver integrated QC workflows not currently addressed by our Growth Direct platform, which we estimate represents an approximately $10 billion opportunity. We based this estimated TAM on potential demand derived from our own market research and current pricing of comparable integrated products in other markets. Combined with our core TAM, we believe these expansion opportunities could increase our potential TAM to $32 billion.

The Growth Direct platform

Our proprietary Growth Direct platform fully automates and digitizes the trusted growth-based method of MQC and enables customers to perform this critical testing process more efficiently, accurately, and securely. Our platform comprises the Growth Direct system, proprietary consumables, LIMS connection software, and comprehensive customer support and validation services. The platform’s suite of products reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, image analysis, data management and security, and process automation, and is supported by our unwavering commitment to the highest level of customer support.

Our technology

To date, prior technology products have not succeeded in automating MQC workflow at scale, due to a combination of insufficient platform throughput, lack of full automation, and non-viable technology approaches. Most testing solutions on the market that seek to replace the traditional method diverge from directly measuring microbial growth, using alternative analytical technologies that often require additional reagent preparation and that do not deliver the same results as the existing traditional method. These methods are difficult to validate relative to the traditional method and have therefore seen low adoption across the industry.

Growth Direct method

The Growth Direct method relies on a fundamental property of all microorganisms—they contain cellular components required for growth, called flavins and flavoproteins, that autofluoresce, or glow, without the addition of reagents under certain frequencies of light. Our proprietary system detects microcolonies of microorganisms by illuminating them with blue-spectrum light and directing the resulting green-spectrum signal onto a Charged-Coupled Device, or CCD, chip—an array of independent photosensitive pixel elements. Our image analysis software interprets these light signals and counts the clusters of illuminated pixels representing each microcolony. The end result is an automated method that is faster and produces more reliable and accessible data than the traditional method. Our Growth Direct platform accelerates time to results by several days, a 50% improvement over the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers.

Traditional microbial method compared to Growth Direct method

Core detection technology

Our system illuminates samples using an array of high-intensity blue LED lights, which causes microcolonies to autofluoresce without destroying them. All microbial cells autofluoresce in the green-spectrum when illuminated with blue LED light. A CCD chip captures images with illuminated pixels wherever autofluorescence from microbial cells is detected. Our software detects and registers the clusters of illuminated pixels that represent underlying microcolonies. The system generates a time series of images as the sample incubates and is imaged every four hours. Finally, vision analysis software continuously evaluates the time series for evidence of growing colonies, represented by increasing signal intensity and size of illuminated groups of pixels.

Illumination of a sample via a blue LED light causes microcolonies to fluoresce

Growing autofluorescent S. aureus microcolonies in Growth Direct imaging time series

A key feature of detection via imaging of autofluorescence is that this approach does not harm cells, and as such is a non-destructive method. This provides several benefits, including ensuring that detected colonies represent actual viable microbial contaminations, and permitting detected microcolonies to grow into visible colonies for use in subsequent microbial identification for root cause investigation follow-up.

Our platform can detect microorganism growth at the microcolony stage at approximately 100 cells, which typically occurs in half the time required for visual plate counting to detect visible colonies by eye at approximately 10 million cells.

Growth Direct finds colonies earlier than operators using visual plate inspection.

System components and workflow

The Growth Direct system comprises two automated and temperature-controlled incubators, robotic sample transport systems, an advanced imaging system, two servers (one for system control, the other for image analysis) and associated hardware and staging required for the handling of up to 700 of our consumables.

The overall workflow of the automated Growth Direct method mirrors the traditional visual plate counting assays, allowing for operator familiarity of use, ease of integration into existing MQC protocols, and a streamlined regulatory validation process.

Growth Direct system components

Upper incubator
High-capacity carousel with robotic handling
Imaging station
Bulk-loading input queue
Touchscreen user interface
Servers
Lower incubator

The Growth Direct workflow begins when microbial organisms are collected on proprietary growth media plates using the same collection methods as the traditional method—via direct contact, air settling or air filtration for environmental monitoring testing, or via funnel filtration of liquid samples onto the membrane of the consumable for water or bioburden testing. For ease of use, our consumables are compatible with existing hardware, such as active air samplers or liquid filtration systems, and are supplied by us with identical nutrient agar media as traditional media plates.

A Growth Direct operator loads the system in bulk using two carriers designed to hold up to 60 of our consumables each. A key benefit of the Growth Direct is that the system can be placed directly in a production area, compared to the traditional method which often requires transporting samples to a centralized lab for testing. Our consumables are pre-labeled with unique bar codes for forensic trail identification, management and to enable data integrity compliance. Every consumable bar code contains a unique serial number that allows traceable information to be captured by two bar code scanners on the Growth Direct system. That allows metadata such as sample location, time, type, test protocol, and operator to be captured and associated with each consumable result. Intake sensors within the system automatically read, identify, and catalog the bar-coded samples, after which the samples are transferred from the loading queue to one of two independently controlled incubators, which together have a capacity of 700 of our consumables, and which support the operation of multiple custom incubation protocols. Once loaded into the system, consumables cannot be removed or tampered without generating an auditable record of actions by an operator.

During the incubation phase, the Growth Direct captures images of each consumable at intervals of four hours. To perform the imaging, the system transfers consumables from the incubator to the imaging chamber, illuminates them using a blue-spectrum light and captures autofluorescence signals in a high-resolution image using the CCD camera. Samples are returned to the incubators to continue their incubation protocols. Automated sample handling means no sample is ever missed for testing or replaced into the wrong incubator or accidentally discarded.

Over the course of the incubation protocol, the system’s image analysis software uses proprietary algorithms to analyze the behavior of autofluorescent objects over an accumulating time series of images, enabling the Growth Direct to identify and count growing microcolonies and distinguish them from non-living debris.

After the image analysis is complete, the system reports the number of growing colonies found on the surface of the consumable. The result data can be printed or transmitted to LIMS via our LIMS connection software for storage and user review. When a sample demonstrates growth that exceeds the threshold for contamination set by the organization, automatic email alerts notify quality personnel of a possible contamination before the end of the incubation period. A powerful yet intuitive user interface allows the operator to track the consumables in the system throughout the testing process and monitor the results in real time, which offers a significant advantage to the manual and traditional method that has to wait to the end of the incubation before counting. After results are reviewed, the consumable can either be unloaded to a carrier for further microbiological identification or automatically discarded as waste at the operator’s discretion.

Validation framework

We have demonstrated the accuracy, speed, and reliability of detecting microcolonies using the Growth Direct’s automated image analysis compared to conventional methods through numerous scientific studies.

Accuracy. The Growth Direct is highly accurate when compared to traditional methods. Studies of the Growth Direct comparing its vision-based detection and enumeration of colonies against the MQC gold-standard USP <61> benchmark reference set of micro-organisms demonstrate that the Growth Direct delivers the same results or better as traditional, manual verification of colonies.

The figure below demonstrates the accuracy of the Growth Direct imaging and analysis technology compared to a reference count produced by an analyst interpreting the image data created by the software. A wide range of organism types—both mandated by the United States Pharmacopeia, or USP, and those commonly found in pharmaceutical facilities—were evaluated.

Growth Direct colony count accuracy vs. standard reference

Growth Direct Colony Count
Reference Colony Count
0
20
40
60
80
100
120
140
160
A brasiliensis
B cepacia
B cereus
B circulans
B megaterium
B pumilus
B subtilis
C albicans
D nishinomyensis
E coli
M luteus
P aeruginosa
P chrysogenum
P fluorescens
R pickettii
S aureus
S epidermidis
S maltophilia
S marcesens
S pyogenes
T asperllum

Speed. The Growth Direct is faster than the traditional method. Across a range of organisms of interest, the Growth Direct detects colonies in half the time or faster.

The figure below shows the time to detection, or TTD, and time to result, or TTR, in hours for a wide range of pharma lab-relevant microorganisms using the EM application on the Growth Direct system compared to the TTD/TTR window using traditional manual tests (72+ hours).

Growth Direct time to result vs. traditional method

Our value proposition by stakeholder is described below:

Reliability. The Growth Direct is more reliable than the traditional method for accuracy of organism enumeration. In studies of environmental monitoring plates incubated for five days, which compared Growth Direct’s vision-based detection and enumeration to visual counting conducted by technicians, the Growth Direct regularly identified and counted colonies that technicians missed, as shown by the counts in the shaded area in the figure below.

Growth Direct colony detection reliability vs. traditional method

Colonies missed by human operators but counted by Growth Direct
Growth Direct Colony Counts
Visual Colony Counts (mean of 3 analysts)
0
20
40
60
80
100
120
140
160
180
200
Air
Surface

Our Growth Direct platform

We pioneered the Growth Direct platform—a combination of our novel Growth Direct system, proprietary consumables, LIMS connection software, and comprehensive customer support and validation services—to fully automate and digitize the process of MQC in the sterile manufacturing of important health care products.

The Growth Direct system

Our latest version of the second-generation Growth Direct, launched in 2017, reflects our deep experience with delivering automation to the MQC market. The Growth Direct system is a fully automated, high throughput system for processing MQC samples—a microbiology quality control lab in a box. The Growth Direct contains two high-capacity incubators, an advanced imaging system and internal robotics for sample handling. The system enables walk-away bulk sample loading, holding 700 of our consumables per system. Its dual, independently controlled incubators automatically manage multi-temperature incubation protocols. Onboard imaging and vision software detects and counts microbial growth, delivering test results in half the time of the manual method. The system’s compact 57” x 39” x 95” size delivers these benefits in a footprint that allows customers to place the Growth Direct directly in manufacturing suites of various sizes compared to the traditional method, where samples are often required to be transferred to a centralized lab. Co-location in manufacturing minimizes delays to incubation and errors introduced by sample transfer to the quality control lab. Growth Direct brings the lab to the manufacturing floor, for in-line / at-the-line automated MQC testing, anywhere in the facility or manufacturing campus.

The Growth Direct system

Proprietary consumables

We offer two proprietary consumables plates to capture test samples for analysis on the Growth Direct: (1) an Environmental Monitoring, or EM, consumable and (2) a Water / Bioburden, or W/BB, consumable. Both types are custom-designed proprietary consumables with specific mechanical and optical features to facilitate automated handling and image processing within our Growth Direct system and have bar codes for tracking and data integrity. Two bar codes are used—one applied during our manufacturing process to define the media type and expiration dates, and a second that is generated by the Growth Direct system at time of testing that defines the sample ID and LIMS number. The consumables incorporate multiple standard media for each application as both products are based on the traditional growth method.

Growth Direct Environmental Monitoring and Water / Bioburden consumables

In addition, we are developing a growth-based rapid automated sterility test for use on the Growth Direct system. Rapid sterility tests are utilized for final release testing in any facility that manufactures sterile products such as biologics and sterile injectables, as a final quality check before shipment. The traditional sterility test utilizes a growth method that requires at least 14 days to deliver final results, during which time dependent manufacturing steps are paused or proceed at risk, or final products are held in inventory. This causes delays to patient access and manufacturer revenue recognition as well as excess inventory costs. Sterility tests are especially valuable in vaccine manufacturing to enable faster release and greater capacity, and in cell and gene therapy manufacturing environments given the challenging balance of purity, contamination control, and speed required in the manufacturing of those products. For example, vaccine production requires two or more sterility tests during manufacturing, each of which imposes a 14-day delay on the production process. In total, release of critical vaccines can be delayed by months. Similarly, autologous cell therapies require collection of patient tissue, ex vivo manipulation of these cells, and delivery via reinjection into patients — all steps which must be conducted within approximately two weeks, which the traditional method of sterility testing exceeds, causing delays or requiring release of the product at risk.

We expect to start beta testing of our rapid sterility test with select customers in the second quarter of 2022. When commercialized, we expect our rapid sterility test will reduce the traditional method’s 14-day time to results by at least 50%, permitting faster final release, with the goal of speeding critical drugs and vaccines to market. When released, we expect our rapid sterility test will also deliver the other benefits of the Growth Direct platform, including increased efficiency, reduced risk of errors, and enabling data integrity compliance. Our development program was supported by contract funding from U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority, or BARDA, which is supporting the development of improvements in vaccine production methods that accelerate the availability of vaccines against viruses with pandemic potential.

Growth Direct LIMS connection software

Our Growth Direct allows for two-way integration to LIMS enabling a fully paperless workflow. The bi-directional LIMS connection uses the widely supported comma-separated values, or CSV, file format to communicate, delivering compatibility with all existing LIMS. The connection supports the use of LIMS for Growth Direct created barcodes that are applied to our consumables. After sampling, the consumables are loaded into the Growth Direct system, which performs the incubation, detection and enumeration of colonies. Final results are automatically uploaded to the LIMS. This eliminates the risk of human error that could arise from manually entering the results, while improving efficiency. Moreover, the LIMS connection eliminates the need to use paper in the lab and delivers information to stakeholders in a secure manner, designed to enable compliance with data integrity regulations.

Growth Direct LIMS connection

Our service team works directly with customers’ IT teams to help integrate Growth Direct software into their LIMS for seamless connectivity.

Validation services

As part of our customer support experience, we offer full validation support to ensure customer success with the Growth Direct. This offering helps our customers validate their Growth Direct for full routine use faster, typically in just three to nine months, and develops confidence in the operation of our platform.

Support begins prior to system purchase when our sales representative brings in a validation expert for consultation about specific application requirements. The validation teams offer a complete array of documents and services to support validation efforts, including:

●	Installation Qualification
●	Operational Qualification
●	Performance Qualification
●	Time-To-Results Qualification, or TTR
●	21 CFR Part 11 Assessment
●	Method Qualification/Method Suitability

Once initial systems are validated, our customized validation approach allows customers to quickly validate follow-on systems through a Technical Transfer Method, facilitating faster adoption throughout their site network.

Customer support

We offer full 24/7 maintenance support via our annual service contract. Purchase of the Growth Direct comes with one-year warranty, after which customers may purchase annual maintenance packages. Our maintenance support package offers access to a staffed online and phone help desk with knowledge base, remote management and troubleshooting, and a 24-hour response time from our on-site field service engineer team.

Key advantages of our Growth Direct platform

Several factors differentiate our technology and will continue to be significant drivers of customer adoption of Growth Direct:

●	Faster Results at Higher Testing Throughputs and Capacity — The Growth Direct uniquely combines superior detection and enumeration capabilities—translating to a 50% reduction in detection time compared to the traditional method—with a high-throughput, 700-sample total capacity form factor. This allows Growth Direct to offer a large volume automated testing solution that allows for fewer investigations, more targeted interventions, and more uptime for manufacturers, therefore saving time and money.
●	Increased Accuracy through Automation — The automation of both sample handling and enumeration virtually eliminates human errors from the MQC process. Samples are transferred automatically at the right time, reducing the risk of sample loss, misplacement or mislabeling. The Growth Direct also more reliably distinguishes distinct colonies, hence avoiding the subjectivity that human operators introduce through visual inspection of plates.
●	Increased Process Efficiency — Faster time to results means faster decision-making and intervention in the event of contamination, preventing production of contaminated batches, and reducing waste and overproduction. Meanwhile, elimination of unnecessary manual labor allows skilled MQC specialists to spend time on test design, interventions, standard operating procedure, or SOP, updates and other critical tasks.
●	Robust Security and Connectivity — Growth Direct can integrate with existing LIMS, allowing for seamless data transfer from the system to the LIMS. This connection not only makes it easier for quality control personnel to handle and process their testing data, but it also allows other stakeholders to instantly access information critical to continued production.
●	Superior Data Integrity — By maintaining accurate, complete, and intact records within their original context, Growth Direct ensures the trustworthiness of data. Moreover, data reside in permanent form for the lifetime of the record, easily accessible to authorized users, which allows operators to analyze trends over time for timely, cost-saving decision-making. The system is designed to enable compliance with industry data integrity standards such as 21 CFR Part 11, which set forth the FDA’s standards for electronic records and electronic signatures.
●	High Reliability with Clear Path to Validation — The Growth Direct delivers the reliability that customers need for their mission-critical manufacturing processes, with a consistent record of over 99% uptime in live production use. Our platform’s reliability is further supported by our 24/7 support infrastructure and extensive regulatory validation services to ensure quick and seamless integration with customer’s facilities and IT systems.

Competitive strengths

We believe our continued growth will be driven by the following competitive strengths.

●	Our proprietary technology platform offering best-in-class automated and secure MQC testing — Our platform was purpose built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny of global pharmaceutical manufacturing. We believe that our Growth Direct leads the industry in throughput, accuracy, reliability, security, and data integrity. Compared to the traditional method, our Growth Direct platform accelerates time to results by several days, a 50% improvement over the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. Growth Direct is backed by our comprehensive validation and value-added service offerings, which create a continuous, positive touch point with our customers. Altogether, we believe our technology and service platform best address the growing needs of our customers.
●	Our investment and patent-protected innovation across multiple technology disciplines — Our platform reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, software image analysis, data management and security, and process automation. Through multiple years of development and investments from both investors and institutional partners, such as BARDA, we have amassed a set of technologies that form the foundation of our growing suite of products and solutions. We also believe that our first mover advantage in automated MQC testing reinforces our growing position in this market, with over 15 years of customer development and feedback, technical development, advocacy, and customer success. We continue to focus on investing in our business and have a well-defined product roadmap which includes development of new, innovative products, as well as advancements to our existing suite of technologies. Moreover, we have a strong intellectual property portfolio, including at least eighty-five granted patents globally with seven U.S. granted patents and five U.S. pending patent applications as of December 31, 2021.
●	Top-tier customer partners establishing Growth Direct as an industry standard globally — We have cultivated long-standing and collaborative relationships with our significant and growing customer base. We originally developed our platform in close collaboration with our customers, and our customers’ success in validating our technology constitutes a major driver for platform deployment. Moreover, our comprehensive validation, value-added service, and customer support offerings create a continuous touch point with our customers, cementing the value and integration of our products. Through these efforts, we deliver high quality experiences at every step of the customer journey which creates and strengthens our customer loyalty.
●	Deep integration into heavily regulated pharmaceutical manufacturing processes — Our products are entrenched within our customers’ workflow and the majority of our customers have purchased multiple systems and at multiple locations. For every drug product manufactured or in development, our customers are required to establish a validated QC process that they can execute consistently and reliably. Customers typically dismantle manual testing infrastructure after switching to our platform, creating enormous switching costs that get amplified by the network effect of linked systems and data aggregation across customer sites. Since initial installation, our relentless focus on providing robust validation support ensures assimilation of our platform into our customers’ SOPs, further contributing to customer captivity. We believe that our first mover advantage has further enabled us to become deeply rooted within our customer’s facilities and provide for ongoing opportunity with our existing customer base.
●	Our highly attractive business model that leverages our growing installed base of systems to generate persistent recurring revenues through consumables and service contracts — Once embedded and validated in our customers’ facilities, our Growth Direct provides for recurring revenues through ongoing consumables and service contracts. When our customers invest in our technology, they commit to a long-term use of our products. Our customers regularly purchase our proprietary consumables to perform MQC testing and maintain their systems via annual service contracts. Our products are used daily in our customer’s facilities and their key workflows, reinforced by regulatory requirements that are driving the industry towards further automation. Once validated, additional systems can be deployed to absorb the majority of test volume in a facility. Moreover, once a Growth Direct system is installed within a customer’s facility, it provides for an opportunity to place additional systems in existing and new facilities, which can be installed and validated in a faster, more efficient manner given the comprehensive validation process for the initial system.

●	Ability to leverage our extensive regulatory expertise to better serve our customers’ needs — We believe we are a thought-leader with respect to regulatory requirements. We have a long history engaging with the major regulatory bodies in our industry, such as the FDA and European Medicines Agency, or EMA, some of whom are also our customers. Our regulatory strategy has benefited our business in several ways, including: 1) by achieving the definition of the Growth Direct Technology as an “automated compendial validation” in key trade group and regulatory issuances, such as the Parenteral Drug Association, or PDA, Technical Report 33, and USP chapter <1223>; 2) by working with industry and regulatory forums to define a fast validation strategy that allows a short timeline routine testing implementation; 3) and by helping our customers obtain regulatory acceptance from the EMA and the FDA for the use of our technology and validation strategy for new drug applications with the Bioburden application (EM and water do not need regulatory license change). Our technology has also been audited regularly by regulatory inspectors as part of routine audits of customer sites, with no citations received to date. We have also succeeded in securing a substantial long-term government contract from BARDA to support development of new products as part of an ongoing partnership concerning areas of shared strategic interest regarding accelerated pandemic vaccine release.
●	Our experienced management team and workforce with deep domain knowledge — Our management team combines strong subject matter expertise with a demonstrated history of commercial and operational execution. Moreover, our workforce has deep domain knowledge across a range of healthcare, technology and business disciplines, which we believe drives our continued commercial success. We have supplemented our diverse technical experience by assembling an operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe this confluence of talent from multiple disciplines allows us to stay ahead of our competitors by identifying highly impactful opportunities and building products and solutions that address these opportunities.

Our growth strategy

We aim to position the Growth Direct as the industry standard for automated MQC testing. We believe we can achieve this through the following key growth strategies.

Leverage our first-mover advantage and our industry leadership to cement Growth Direct as the new standard of MQC automation in the rapidly growing bioprocessing market, including biologics, cell, and gene therapy manufacturing — Our MQC process automation platform is particularly well-suited to the manufacturing of biologics, cell, and gene therapies. These products are manufactured in a highly modularized fashion where each manufacturing batch often represents an individual dose to a specific patient. These therapies are therefore exceedingly valuable, and the manufacturing methods to produce them are time-sensitive and exposed to outsized risk of contamination given the amount of material handling and process change-over. We have demonstrated the value of our platform in cell and gene therapy manufacturing with our early success in converting customers in this segment. Furthermore, companies in this space are developing new approaches to manufacture these complex products, including novel facility layouts, new processes and workflows, and new quality and risk management frameworks. We intend to capitalize on our first-mover advantage to define the standard of MQC automation in this growing market by moving upstream in the cell and gene therapy manufacturing design practice, creating thought leadership on MQC automation in cell and gene therapy manufacturing, partnering with facility design firms who specialize in manufacturing infrastructure for these modalities, and targeting CDMOs, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, with significant exposure to this segment.

Drive new customer adoption of the Growth Direct platform by converting the leading manufacturers in our core markets, including but not limited to top 50 pharmaceutical companies and leading CDMOs — With the launch of our latest generation Growth Direct in 2017, over 30 global customers have adopted the Growth Direct platform to automate MQC testing in approximately 70 manufacturing facilities. We intend to drive global adoption by broadly seeking new customers in our core pharmaceutical manufacturing end markets. Our initial focus is on influential high-volume top 50 pharmaceutical companies as measured by revenue and global contract manufacturing organizations, which provide manufacturing services directly to pharmaceutical companies. Our existing customer base includes over 50% of the top twenty global pharmaceutical companies by revenue. Our target geographies include North America and

Europe and we are expanding our direct and indirect sales teams to access new customers in other geographic territories, such as Asia.

Expand implementation of the Growth Direct platform within our existing customer base by deploying additional systems across their global manufacturing site network and driving increased application utilization and consumable pull through on a system-by-system basis — We pursue a land-and-expand strategy to drive broad global adoption of our systems. Our approach begins by placing initial systems within our customers’ global manufacturing network. The majority of our customers, which comprise over 50% of the top twenty global pharmaceutical companies as measured by revenue, have global operations with multiple manufacturing facilities. We guide these initial sites as they gain experience with the Growth Direct, assisting their validation of initial applications, proving the value of our systems, and establishing a relationship as a trusted and reliable vendor. Our system is specifically designed to absorb the daily MQC testing volume at our customer’s facilities. We then successfully sell additional systems to support additional suites at existing sites as well as leverage our high customer satisfaction at existing facilities to drive adoption at new sites within our customers’ global manufacturing network. The majority of our customers have multiple Growth Direct systems per site and across different facility locations. We accomplish this expansion via direct peer-to-peer selling facilitated by our commercial team, and by partnering with executive decision makers to execute global customer rollout agreements. We simultaneously drive increased utilization on a system-by-system basis by providing our customers our full suite of applications that can be validated and used on the Growth Direct. Moreover, our customers’ strong desire to globally standardize and harmonize their MQC operations provides us a direct opportunity to grow with them, and after validating their first system we are able to install and validate more systems globally for them in a much faster time period given the initial validation process.

Increase the value of our platform by innovating and launching new applications, hardware, and software products that deliver the power of integrated automation across our customers’ QC workflows — We believe the depth, scalability and robust capabilities of our Growth Direct platform allow us to address key challenges facing MQC testing in the pharmaceutical industry. As an innovative leader in automatic MQC testing, we intend to invest in further enhancements in our existing platform as well as end-to-end workflow solutions in our core market. We have a well-defined roadmap for our existing products, which includes new consumables to expand our platform’s MQC testing applications, such as in sterility testing; improvements to on-board algorithms that enable greater insight from our image analysis; additional imaging modalities to unlock new testing functionality; additional system formats to accommodate new customer use cases; and new software to enable fleet management and analytics. Our product roadmap also includes new products to automate upstream and downstream workflow elements, such as microbial identification and automated sample collection, and data-rich products including data management, fleet integration, and predictive analytics. By expanding and continuously enhancing the Growth Direct platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new customers.

Expand the Growth Direct platform into adjacent end markets with high volumes of manual MQC testing — We have identified markets that conduct high volumes of MQC testing under regulatory control and derive value from improving operational efficiency via MQC automation and we may opportunistically enter these markets. We could expand into these markets through our existing technologies, through adapting our existing technologies, or through developing new products specific to the unmet needs of adjacent markets. We have identified several market expansion opportunities which we expect to pursue in the near term, including deploying our existing Growth Direct platform into the personal care products market, in which an estimated 270 million MQC tests are performed annually, equating to an overall market of approximately $8 billion. We continuously seek to identify other market opportunities where our Growth Direct platform could enhance MQC testing.

Pursue opportunistic strategic investments, partnerships, and acquisitions — Our strong growth to date has been entirely organic as we continue to add customers to our growing install base of Growth Direct users, while also expanding our consumables and product offering to those customers. At the appropriate stage we may consider opportunistic investments, partnerships, and acquisitions which may strengthen our product platform, allow us to enter new markets, and enhance our growth profile.

Commercial

We launched the latest generation of the Growth Direct system in 2017, which includes the Growth Direct platform and consumables for three applications: environmental monitoring, water, and bioburden testing. Our principal commercial strategy since launch has been to focus on converting customers among the top fifty global pharmaceutical companies. Our land-and-expand approach concentrates on placing initial systems at leading pharmaceutical manufacturers, validating our products, driving high customer satisfaction, and then expanding throughout our customer’s network of sites with more systems and applications. We have simultaneously and opportunistically pursued other important customer types outside of top fifty global pharmaceutical companies, such as CDMOs, CMOs, CROs, vaccine manufacturers, pharmacy compounders (503Bs), among others.

With this approach, we have substantially grown our customer base to over 30 global customers and have placed 116 systems and sold over 1 million consumables globally. We have customers across approximately 70 sites in 14 countries and the majority of our customers have multiple Growth Direct systems per site and across different facility locations. Our customer base includes manufacturers of biologics, including cell and gene therapies, sterile injectables, small molecule pharmaceutical manufacturers, and CDMOs, among others. We have sold to over half of the top twenty global pharmaceutical companies as measured by revenue. Moreover, we serve customers who operate some of the most complex manufacturing modalities in the world; for example, we support the manufacturers of 25% of globally approved cell and gene therapies, including 67% of approved gene-modified autologous CAR-T cell therapies. Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. As a result, a significant portion of our annual sales currently comes from the purchase of our Growth Direct system by a small number of different customers each year. We are working to expand our new customer base and sales within existing customers’ organizations to provide a steady stream of sales of our systems and to grow our recurring sales stream from consumables and service contracts.

We have a global commercial team that includes direct sales, commercial operations, validation, field services, strategic marketing, marketing communications and product management. This staff is primarily located in North America and Europe, and we also maintain direct customer support teams providing both validation and field service capabilities in the same territories. We intend to significantly expand our sales, support, and marketing efforts in the future by expanding our direct footprint in North America and Europe as well as developing a comprehensive distribution and support network in Asia where significant new market opportunities exist.

We increase awareness of our products among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence, social media and other forms of internet marketing. We supplement these traditional marketing efforts by fostering an active community of users of our products through user groups, customer advisory board meetings, forums and blogs with internally generated and user-generated content.

We employ a high-touch, customer-centric commercial approach focused on maximizing customer success. After a system sale is closed, our team works closely with customers to install systems and provide on-site validation and training support. We focus on supporting our customer’s transition to an automated MQC protocol and aim to ensure customer success in routine use. We maintain high customer satisfaction through a robust service and maintenance offering, including an online phone and help desk, remote support and on-site field service.

Manufacturing and supply

Our primary manufacturing facility is located in our headquarters in Lowell, Massachusetts. The facility has over 52,000 square feet, with 20,000 square feet of manufacturing floor space that houses multiple manufacturing spaces and functions, including assembly of Growth Direct systems, an ISO-8 cleanroom with ISO-5 laminar flow hoods for consumable manufacturing, dedicated areas for media preparation. The facility has robust quality control from materials receiving to product distribution. We are working to complete a back-up manufacturing facility for consumables in Lexington, Massachusetts.

We believe that our manufacturing capacity is sufficient to meet our near-term growth targets for both systems and consumables. Our consumables manufacturing operation, in particular, is designed to meet the demands of high-volume media supply necessary to serve our market. It is centered around a state-of-the-art automated production line that we believe has enough capacity to support near and medium-term growth. To support continuous supply for our customers, we have manufacturing redundancies and maintain inventory in multiple locations, including our Lowell headquarters, a second redundant storage location in the metropolitan Boston area, and at our third-party logistics, or 3PL, warehouses in Schiphol, Netherlands and Frankfurt, Germany.

Our manufacturing strategy includes direct manufacturing of certain products, and third-party outsourcing for certain components and subassemblies. We obtain components and subassemblies for our Growth Direct systems from multiple third-party suppliers and contract manufacturers. While some of these components are sourced from a single supplier, we have qualified second sources for several of our critical parts. We believe that having dual sources for our critical components helps reduce the risk of a production delay caused by a disruption in the supply of a critical component. We perform final assembly, commissioning, and inspection of the systems in our Lowell facility before shipping to customers. Our consumable plate assemblies and lids are manufactured to our specifications by manufacturing partners. We procure media from third-party suppliers and fill and assemble the final consumables in our Lowell facility. We contract with third party vendors to sterilize our consumables before shipping to customers.

We continue to invest in our manufacturing capabilities to increase capacity ahead of future growth, to ensure continuity of supply, and to make order fulfillment consistent and convenient for our customers. Our future manufacturing plans may include expansion of our existing facilities, additional global sites, additional automation lines, and further manufacturing redundancy plans. We are continually evaluating our supply chain and may proactively optimize certain aspects of our manufacturing and supply chain footprint to meet our business objectives.

License agreement

License agreement with Thermo Fisher

In May 2013, we entered into a patent license agreement, or the Thermo Fisher license agreement, with Thermo CRS, Ltd., or Thermo Fisher, pursuant to which we obtained a non-exclusive, worldwide, royalty-bearing, non-sublicensable license under Thermo Fisher’s patent rights relating to robotic devices. Pursuant to the Thermo Fisher license agreement, we paid Thermo Fisher one-time fees in the aggregate of $125,000 and are also obligated to pay royalties at a fixed dollar amount ranging from the low to mid four figures for our sale of each system containing the licensed products, subject to increase or decrease upon certain events. The Thermo Fisher license agreement will remain in effect until the last to expire of the licensed patent rights.

Intellectual property

Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology, including by seeking and maintaining patent protection, protecting our trade secrets and other proprietary information, obtaining and maintaining our licenses to use intellectual property owned by third parties, and continually evaluating third-party technologies for further licensing opportunities. We also seek trademark protection where appropriate to protect the names that identify us as the source of our products and services.

We own certain patents, patent applications and intellectual property and license certain patents and other intellectual property from third parties. We have also entered into certain supply and commercial agreements with various vendors and suppliers under which we receive rights to their intellectual property for use in our products. Our material licenses with Thermo Fisher are described in more detail above.

As of December 31, 2021, we own 7 granted patents in the United States, 77 issued patents in foreign jurisdictions, including Australia, Canada, China, countries in Europe, and Japan and Mexico, and 5 pending patent applications in the United States. Our issued patents and pending patent applications cover our technologies and products, including machines, manufactures, compositions of matter, and methods of use with respect thereto, related to the Growth Direct platform. Additionally, as of December 31, 2021, we license three issued patents in the United States, Canada and Europe from Thermo Fisher relating to a robotic carousel workstation. The issued patents that we own or that we in-license from Thermo Fisher and any patents that may issue from pending applications that we own have expiration dates or, in the case of patent applications, projected statutory expiration dates, between 2022 and 2033, excluding, with respect to patents that may be issued from our patent applications, any additional term for patent term adjustments or patent term extensions, if applicable.

The term of our patents depends upon the laws of the countries in which they are obtained and commonly ends 20 years from the earliest date of filing of a non-provisional patent application. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. In the United States, patent term adjustments may be available depending upon the time the United States Patent and Trademark Office takes to examine and eventually issue a patent. The protection of patents may vary on a country-by-country and claim-by-claim basis, which can vary the scope of protection afforded by such patents. In addition, we must generally pay fees to maintain our patents annually or at other specified intervals or risk the patent lapsing. We cannot provide any assurance that any of our current or future owned or licensed patent applications will result in the issuance of patents, or that any of our current or future owned or licensed issued patents will effectively protect any of our products or technology or prevent others from commercializing competitive products or technology.

Competition

As a life sciences technology company, we face competition from a wide array of companies in the pharmaceutical manufacturing industry. This competition includes both small companies and large companies with greater financial and technical resources and longer operating histories than our own.

Our competitors may have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, and sales and marketing than we do. These competitors also compete with us in recruiting and retaining qualified engineering, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly if they establish collaborative arrangements with large companies.

The key competitive factors affecting the success of the products that we develop are likely to be the continued growth of our market position, our ability to expand our integration with existing customers, our ability to develop new products and improve our existing products, and our ability to grow our sales and marketing capabilities. Our commercial opportunity for any of our products could be reduced or eliminated if our competitors develop and commercialize products that are more effective, are more convenient, or are less expensive than our products, or if they are able to more effectively integrate their systems with customers before we do.

We primarily compete with established manufacturers of traditional MQC testing products, such as petri dishes, incubators, and other manual testing equipment, which our products aim to displace. These companies include bioMerieux, Becton Dickinson, Charles River Labs, Merck Millipore and Thermo Fisher. We also compete with a limited number of companies that have or are attempting to enter the MQC testing market with alternative automated solutions, such as Interscience, which has developed a partially-automated system for MQC testing. There are also several established companies in the bioprocessing technology market with whom we do not currently compete, but that could develop products that will compete with us in the future. Many of the established companies have substantially greater financial and other resources than us, including larger research and development teams or more established marketing and sales and commercial teams.

Seasonality

Our revenues typically increase progressively over the course of each calendar year, with the first quarter being the lowest and the fourth quarter being the highest revenue quarter in the year. However, our revenues can vary from quarter to quarter as a result of seasonality, including factors such as our customers’ budgetary cycles and our customers’ budgetary cycles and extended summer vacation periods that could impact our ability to deliver products and provide onsite services to our customers during those periods. Our revenues in fiscal year 2021 were not indicative of our typical seasonality due to the Omicron variant which intensified during the latter part of the fourth quarter of 2021 and contributed to our revised guidance for the fourth quarter and fiscal year ending December 31, 2021. We expect this seasonality to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. However, our seasonality trends may vary in the future as our revenue mix shifts from non-recurring to recurring revenues.

Government regulation

We provide products and services used for quality-control testing in pharmaceutical product and medical device manufacturing. Although our Growth Direct platform is not directly subject to regulation by the FDA, our customers’ products and product candidates are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. In the United States, many of our customers’ products are regulated as either medical devices or drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, or as biological products under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations, each as amended and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices, drugs and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the applicable requirements of the FDCA and PHSA. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity.

The manufacture of our Growth Direct system and our consumables is subject to compliance with regulatory systems, standards, guidance and other requirements, as appropriate, including, but not limited to, laws and regulations for safe working conditions and certifications from the International Organization for Standardization. Our products are also subject to various federal, state, local, and foreign laws, regulations and recommendations, relating to the safe and proper use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations, including those enforced by the U.S. Departments of Commerce, State and Treasury and OFAC, require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials and supplies and the handling of related information. Our logistics activities must comply with the rules and regulations of the Department of Transportation, the Department of Homeland Security, Department of Commerce, Department of Defense, and the Federal Aviation Administration and similar foreign agencies. We are also subject to various other laws and regulations concerning the conduct of our foreign operations, including the Foreign Corrupt Practices Act and other anti-bribery laws as well as laws pertaining to the accuracy of our internal books and records. We also contract and may in the future contract with the U.S. government. As such, we are subject to certain laws and regulations applicable to companies doing business with the government, as well as with those concerning government contracts, including being subject to potential investigation for compliance with government contract regulations.

Human capital resources

As of December 31, 2021, we had 202 full-time employees across the globe, of which 60 were engaged in sales and marketing, 29 in research and development, and 61 in manufacturing and services. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

We believe we are attracting and developing a diverse, equitable and inclusive work environment for our employees. We value diversity at all levels and continue to focus on expanding our diversity and inclusion initiatives from candidate attraction, employee onboarding and employee experience. We saw diversity levels increase across all levels within our Company year-over-year, including our professional and leadership positions. In 2022, we are focused on continuing to build our Company culture, to continue to enrich our employee experience.

Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our core values.

We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. We also emphasize in our evaluation and career development efforts internal mobility opportunities for employees to drive profession development for every employee, which we believe also drives our retention efforts.

Our principles of accountability, honesty, integrity and customer-focused, serve as our cultural pillars. We focus our efforts on creating a collaborative environment where our colleagues feel respected and valued. We provide our employees with competitive compensation, opportunities for equity ownership and a robust employment package, including health care, disability and long-term planning insurance, retirement planning and paid time off. In addition, we regularly interact with our employees to gauge employee satisfaction and identify areas of focus.

Additional information

Rapid Micro Biosystems, Inc., a Delaware corporation, was incorporated in December 2006. We completed our initial public offering of our Class A common stock in July 2021.

Our Internet address is www.rapidmicrobio.com. At our Investor Relations website, investors.rapidmicrobio.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline and stockholders could lose all or part of their investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

Risks Related to Our Financial Position and Need for Capital

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the years ended December 31, 2021 and 2020, we incurred net losses of $73.5 million and $37.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $315.1 million. We expect that our operating expenses will continue to increase as we grow our business and will also increase as a result of our becoming a public company. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

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

For example, we experienced a decrease in our installation of Growth Direct systems in 2020 due to the shutdown of a number of our customers due to the COVID-19 pandemic and the rapid onset of the Omicron variant impacted system placements in the second half of the fourth quarter of 2021. The effect of one of the factors discussed above, or the cumulative effects of a combination of factors discussed above, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

Our revenue has been primarily generated from sales of our Growth Direct system, proprietary consumables and laboratory information management system, or LIMS, connection software, which require a substantial period of time to generate recurring revenue.

Product revenue, comprised of sales of our Growth Direct system, proprietary consumables and LIMS connection software, accounted for 66.8% and 68.4% of total revenue for the years ended December 31, 2021 and 2020, respectively. We expect that sales of these products will continue to account for a substantial portion of our revenue and will increase as we grow our customer base and expand our business with existing customers. The Growth Direct system is fully functional for use by the customer upon delivery, as such we recognize revenue for sales of our Growth Direct system upon transfer of control of the system to the customer. After a system is placed with a customer and installed, validation services start to be provided, which typically can take anywhere from three to nine months. Once a system is validated, we generally expect our customers to transition from the traditional manual method of MQC testing to our automated method and begin regular utilization of consumables over a period of up to three months. Therefore, there can be a period of up to 12 months or more between installation of a system and revenue being generated from the regular sale of consumables for that system. As a result, it can be difficult for us to forecast our product revenue and there may be an extended period of time before we receive recurring revenue from sales of consumables. We may also experience fluctuations in our product revenue, which could have an adverse effect on our financial position.

If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and service contracts to existing customers declines, our future operating results would be adversely affected.

In the years ended December 31, 2021 and December 31, 2020, 16.7% of our revenue was generated from one customer, and 46.1% of our revenue was generated from three customers, respectively. The revenue generated from these customers was primarily derived from sales of our Growth Direct system. Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. Our ability to generate revenue depends on our ability to sell our Growth Direct system to new customers or expand the use of our system by existing customers. As a result, in the near term, we expect a significant portion of our revenue to primarily be generated from a small number of different customers each year. We also rely on consumables and service contracts as a source of recurring revenue from our existing customers. These consumables and service contracts are purchased on an as-needed basis and, as a result, revenue from these sources may be subject to change, as customers’ purchasing practices and policies change or their demand for our consumables and service contracts change. If we are unable to sell our Growth Direct system to new customers, if our existing customers don’t expand their use of our system, or if our existing customers decide to purchase fewer of our consumables and service contracts or terminate their relationships with us, our revenue could significantly decrease, which would have an adverse effect on our financial condition and results of operations and could adversely impact our ability to execute on our growth strategy.

We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations.

We expect to spend significant amounts to expand our existing operations, to continue to improve our Growth Direct platform and to develop new products and consumables. Based upon our current operating plan, we believe that the net proceeds from our initial public offering, or IPO, and our existing cash, cash equivalents, and investments of $203.5 million, and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. This estimate and our expectation regarding the sufficiency of the net proceeds from the IPO are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient revenues, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We provide a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of December 31, 2021, we had an amount reserved for warranty costs of $0.6 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Strategy

The ongoing COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results.

Since late 2019, the COVID-19 pandemic has spread globally, including to the Boston, Massachusetts area, where our primary office and manufacturing facility is located. The COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed, shelter-in-place orders, quarantines, travel restrictions and other public health safety measures. In response to the spread of COVID-19, and its variants, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that government authorities modify current restrictions, our employees conducting development or manufacturing activities may not be able to access our manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

As a result of the ongoing COVID-19 pandemic, we have and may in the future experience severe disruptions, including:

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

Any of these factors could severely impact our development activities, business operations and sales, or delay necessary interactions with manufacturing sites and other important contractors and customers. For example, we experienced a disruption in receiving supplies from third parties and a decrease in installations as a result of the shutdown of our customers’ businesses. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, and its variants, could continue to spread, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.

The extent to which the outbreak may negatively impact our operations and results of operations or those of our third party manufacturers, suppliers, collaborators or customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the pandemic, subsequent waves of infection or variant strains, including the impact of the Delta and Omicron variants, the timing, availability, and effectiveness of vaccines as well as vaccination rates among the population, travel restrictions, and additional or modified government actions and private sector actions to contain the spread of COVID-19 or treat its impact, such as social distancing, quarantines, lock-downs or business closures.

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

In the ordinary course of our business, we collect and store sensitive data, including personal information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We, like all companies storing business-critical information, face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access or exfiltration, inappropriate modification, inappropriate destruction, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, attacks by hackers or viruses or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. While we have measures in place to detect and mitigate security breaches, they are not failproof, so we may also experience security breaches that may remain undetected for an extended period. Any such breach or interruption could compromise our networks and the information stored there could be accessed or frozen by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, including for breaches of confidential information obligations with contractual counterparties, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals, customers, or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt or halt our operations and damage our reputation, any of which could adversely affect our business.

We are currently subject to, and may in the future become subject to additional, U.S., state, federal, and foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

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

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In 2020, the California residents voted the California Privacy Rights Act (the “CPRA”) into law. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the CPRA provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personally identifiable information has been disclosed as a result of a data breach. Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the EU General Data Protection Regulation, or GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU and the European Economic Area, or EEA, member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU and EEA member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.

In addition, the GDPR prohibits the transfer of personal data from countries within the EU to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the United States) starting in September 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. Use of both the existing and the new Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.

Further, from January 1, 2021, following Brexit, companies handling personal data of individuals in the UK have to comply with the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from member states in the European Union to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period.

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

We currently have limited international operations, but our business strategy incorporates potentially significant international expansion. We currently maintain a small sales force internationally and engage one distributor. We also have relationships with customers outside of the United States and may in the future expand our international customer base. Doing business internationally involves a number of risks, including:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us or our distributors to obtain approvals to conduct our business in various countries;
●	differing intellectual property rights;
●	complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third-party intellectual property claims;
●	difficulties in staffing and managing foreign operations;
●	logistics and regulations associated with shipping systems and parts and components for systems and consumables, as well as transportation delays;
●	travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service customers;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	international trade disputes that could result in tariffs and other protective measures;
●	natural disasters, the severity and frequency of which may be amplified by global climate change, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●	regulatory and compliance risks, including severe penalties such as criminal and civil penalties, disgorgement and other remedial measures, that relate to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions.

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

Changing expectations for inflation and deflation and corresponding fluctuations in interest rates could impact our ability to place our Growth Direct systems with customers, as well as increase certain operating costs, such as employee compensation.

There is particular uncertainty about the prospects for growth in the global economy. A number of factors influence the potential uncertainty, including, but not limited to, rising government debt levels, prospective executive branch or Federal Reserve policy shifts, the withdrawal of government interventions into the financial markets, and changing expectations for inflation and deflation which may impact interest rates. For example, at its March 2022 Federal Open Market Committee Meeting, the Federal Reserve raised benchmark interest rates and expressed its expectation that additional increases will be made in 2022, partially in response to increasing inflation and a strong labor market. Increased interest rates may decrease demand for our Growth Direct systems, as our customers may face economic uncertainty as a result. A change in demand for our products and any steps we may take to mitigate such change could impact our overall growth. Furthermore, inflation and other economic pressures could negatively affect our financial condition, results of operations, cash flows and future prospects.

In operating our business, we may experience inflationary pressures on significant cost categories including labor, materials and freight. An inflationary environment, including factors such as tight labor markets and increasing freight and materials prices, could make it more costly for us to do business. In order to meet the compensation expectations of our prospective and current employees due to inflationary factors, we may be required to increase our labor costs, including wages and employee benefits, or risk losing skilled workers to competitors. In addition, changes in global shipping capacity and demand as well as the cost of raw materials and commodities such as oil (including derivative products including fuel and plastics) could negatively impact our freight and materials costs. If we see additional pressure on our labor, materials and freight costs, we could see negative effects on our results of operations (including product costs), cash flows and overall financial condition.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our business and/or our supply chain, business partners or customers, and could cause demand for our products to be volatile, cause abrupt changes in our customers buying patterns, interrupt our ability to supply products, limit customers' access to financial resources and ability to satisfy obligations to us, or otherwise adversely impact our ability to place our Growth Direct systems. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, its banking and monetary systems, markets or customers for our products.

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

We currently conduct our development and manufacturing at a single facility located in Lowell, Massachusetts. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters, the severity and frequency of which may be amplified by global climate change, or other circumstances beyond our control, including fire, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop products. The inability to manufacture our systems and consumables could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time and may result in the loss of customers or harm to our reputation. Furthermore, our facility and the equipment we use to perform our manufacturing and development could be unavailable or costly and time consuming to repair or replace. It would be difficult, time consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in manufacturing and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party. Although we are working to complete a back-up manufacturing facility in Lexington, Massachusetts, it is not complete and these risks are not yet mitigated.

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

We also currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Our products could sustain serious damage or be lost in transit. If a product is damaged in transit, including damage due to consumable temperature excursion, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in a substantial financial loss. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development or testing, patents protecting such products might expire before or shortly after such products are commercialized. For example, while our patents and, if issued, our patent applications have terms that will expire through 2041, certain of our U.S. patents covering the Growth Direct system and its use are scheduled to expire in 2024, and the corresponding foreign patents are scheduled to expire in 2022. Although we own other patents with later expiration dates that cover various improvements and consumables for the Growth Direct platform, these other patents may not provide the same protection as the earliest-filed patents. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which would have a material adverse effect on our business.

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

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position and we expect our reliance to increase in the near term as the terms for certain of our patents expire. For example, while our patents and, if issued, our patent applications have terms that will expire through 2041, some of our U.S. patents covering the Growth Direct system and its use are expected to expire in 2024, and the corresponding foreign patents are scheduled to expire in 2022. Once these patents expire, we may have to rely more heavily on trade secrets to maintain our competitive advantage. Any disclosure, either intentional or unintentional, by our employees, consultants and vendors that we engage to perform research or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our products, we must, at times, share trade secrets with them. Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

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

In spite of our efforts to comply with our obligations under our in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If any such in-license agreement is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop products similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to the licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event we may ultimately need to modify our activities or products to design around such infringement, which will consume time and resources and may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, if our license with Thermo Fisher is terminated, we may suffer the foregoing consequences with respect to our business.

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

We may not be aware of all third-party intellectual property rights potentially relating to our products. Publications of discoveries often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-

grant proceedings declared by the USPTO that could result in substantial cost to us. The outcome of such proceedings is uncertain. No assurance can be given that other patent applications will not have priority over our patent applications.

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

Risks Related to Our Common Stock

The market price of our Class A common stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

The market price of our Class A common stock has been and may continue to be volatile. The stock market in general and the market for smaller technology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their Class A common stock at or above the price they paid for them. The market price for our Class A common stock may be influenced by many factors, including:

●	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
●	the introduction of new products or product enhancements by us or others in our industry;
●	variances in product and system reliability;
●	overall conditions in our industry and the markets in which we operate;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	actual or anticipated changes in our operating results or growth rate as a result of our competitors’ operating results;
●	our ability to develop and market new and enhanced products and expand into new markets on a timely basis;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	product liability claims or other litigation;
●	announcement or expectation of additional financing effort;
●	sales of our common stock by us or our stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	media exposure of our products or of those of others in our industry;
●	changes in earnings estimates or recommendations by securities analysts;

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
●	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

An active trading market for our Class A common stock may not be sustainable.

It is possible that an active or liquid market for our Class A common stock may not be sustainable. In the absence of an active trading market for our Class A common stock, it may be difficult for stockholders to sell our shares without depressing the market price for the shares, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of Class A common stock as consideration.

Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval.

Following our IPO, based on the number of shares of Class A common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before the IPO and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of December 31, 2021, we have 41,467,419 outstanding shares of Class A common stock and Class B common stock, collectively. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining shares were previously restricted as a result of applicable securities laws or lock-up agreements and have recently become eligible to be sold, unless held by one of our affiliates, in which case the resale of those securities will be subject to certain restrictions under the Securities

Act of 1933, as amended, and the rules and regulations promulgated thereunder. Moreover, pursuant to an investors’ rights agreement entered into with certain of our stockholders, holders of an aggregate of 34,564,040 shares of our Class A common stock (including shares issuable upon conversion of our Class B common stock) will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until the rights terminate. We have also registered shares of our Class A common stock issued and available for issuance under our equity compensation plans, which can be freely sold in the public market, subject to vesting requirements, volume limitations applicable to affiliates and lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.

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

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents and result in additional litigation costs in pursuing any such claims. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations. The choice of forum provision contained in our restated certificate of incorporation may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $137.5 million and $62.7 million, respectively, which may be available to offset future taxable income, if any, that begin to expire in 2037 and 2032, respectively. Additionally, we had federal NOLs of $124.7 million which do not expire but are (for taxable years beginning after December 31, 2017) generally limited in their usage to an annual deduction equal to 80% of taxable income. In addition, we had federal and state research and development tax credits of $1.1 million and $2.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. Our existing NOLs and tax credits are subject to limitations arising from previous ownership changes based on the preliminary results of the Section 382 study for ownership changes. The Section 382 study is expected to be completed in 2022 and may result in additional limitations. The IPO transaction, could result in ownership changes. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax expense” and Note 14—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

General risk factors

Changes in tax laws, including as a result of the upcoming congressional elections, may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the upcoming congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will continue incur significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company and a non-accelerated filer. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located in Lowell, Massachusetts, where we lease 67,663 square feet of office, laboratory, manufacturing and inventory-storage space. We lease this space under a lease agreement, as amended, which expires in July 2029. In June 2021, we entered into a Sublease agreement for 33,339 square feet of office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. Further, we maintain inventory at storage a warehouse in Noord-Brabant, Netherlands as well as various offsite warehouses in the United States and Europe. We believe that our facilities are sufficient to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On July 15, 2021, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “RPID.” Prior to that time, there was no public market for our common stock. There is no established public trading market for our Class B common stock.

Holders

As of March 21, 2022, there were 53 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Other than as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the Company did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act. On July 16, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our Class A common stock subject to outstanding options and all shares of our Class A common stock otherwise issuable pursuant to our equity compensation plans.

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

The net proceeds from our IPO have been invested in cash, a money market fund comprised of U.S. Government and U.S. Treasury securities, and short and long-term investments in U.S. Government Treasury Bills. There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our technology fully automates and digitizes the process of pharmaceutical MQC and is designed to enable our customers to perform this critical testing process more efficiently, accurately, and securely. Our Growth Direct platform accelerates time to results by several days, a 50% improvement over the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. We seek to establish the Growth Direct as the trusted global standard in automated MQC by delivering the speed, accuracy, security, and data integrity compliance that our customers depend on to ensure patient safety and consistent drug supply.

Since inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, expanding our sales and marketing infrastructure to grow our sales, building a global customer support team to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. Prior to our IPO, we funded our operations primarily with proceeds from sales of preferred stock, borrowings under loan agreements and product and service sales as well as our cost-reimbursement contract with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority (“BARDA”). All funding under this contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

On July 19, 2021, we closed an initial public offering of our Class A common stock (the “IPO”), which resulted in the sale of 7,920,000 shares of our Class A common stock at a public offering price of $20.00 per share, before underwriting discounts. The IPO resulted in gross proceeds of $158.4 million and net proceeds of approximately $143.8 million after deducting underwriting discounts, commissions and estimated offering expenses payable by us. Additionally, on August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less discounts and commissions. The overallotment option exercise resulted in net proceeds of approximately $20.2 million. Immediately prior to the completion of the IPO, all of the outstanding shares of our Series A1, Series B1, Series C1 and Series D1 preferred stock converted into 24,200,920 shares of Class A common stock and all of the outstanding shares of our Series C2 and Series

D2 converted into 6,903,379 shares of Class B common stock. As of December 31, 2021, no shares of our preferred stock remained outstanding.

Since our inception, we have incurred net losses in each year. We generated revenue of $23.2 million and $16.1 million for the years ended December 31, 2021 and 2020, respectively, and incurred net losses of $73.5 million and $37.1 million for those same years. As of December 31, 2021, we had an accumulated deficit of $315.1 million. We expect to continue to incur net losses in connection with our ongoing activities, including:

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

We believe that the net proceeds from the IPO, together with our cash and cash equivalents and investments as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

COVID-19 update

In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, customers, and partners, while maintaining our ability to supply and service our customers. We continue to monitor the implications of the ongoing COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses. Some of the measures we have taken follow:

●	During this pandemic, we moved quickly to implement several business continuity initiatives aimed at maintaining uninterrupted manufacturing and supply capabilities while keeping our workforce safe, including instituting a COVID-19 task force, forming multiple manufacturing teams with staggered shifts, increasing inventory safety stock levels, and establishing appropriate protective equipment and distancing policies for essential on-site personnel.
●	We have been designated an essential business that can continue operations during the COVID-19 pandemic. In early March 2020, we promptly instituted protocols to have many personnel work remotely. At the same time, because of our continued designation as an essential business, many employees continue to work on-site at our facility in Lowell, MA to undertake manufacturing activities that support essential operations to provide mission-critical MQC testing products to global pharmaceutical customers manufacturing life-saving drugs. We have also restricted business travel and have limited access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site. We continue to limit the number of such personnel that can be present at our facilities at any one time and request that most of our personnel work remotely. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
●	Our production, shipping and customer service functions remain operational to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers and logistics partners so that our supply chain remains intact and we have not experienced any material supply issues to date. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed.
●	As a result of travel restrictions and shelter-in-place orders, we experienced an impact on our ability to sell, ship, install and validate systems, as well as train customers in certain geographies, which negatively impacted our product and service revenues during 2021 and 2020. To counter some of the effects of these restrictions, we implemented several measures including remote and customer-assisted support activities to support the continued growth of our business. However, the rapid onset of the Omicron variant limited the effectiveness of these measures during the second half of the fourth quarter of 2021, which contributed to our weaker than expected system placements in that period.
●	We continue to actively review and manage costs to navigate the current environment.

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

New customer adoption of the Growth Direct platform

Our financial performance has largely been driven by, and a key factor to our future success will be, our ability to increase the global adoption of our Growth Direct platform in our key markets. We plan to drive global customer adoption through both direct and indirect sales and marketing organizations in North America, Europe, Asia, and Australia.

We are investing substantially in these organizations and expect to continue to do so in the future. As part of this effort, we increased our direct sales and marketing team by 14 employees, representing a 78% increase in headcount in the year ended December 31, 2021 compared to the prior year-end.

Expansion within our existing customer base

There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by existing customers purchasing more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of December 31, 2021, a majority of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform.

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

Expanding Growth Direct into adjacent end markets

We have identified several market expansion opportunities including deploying our existing Growth Direct platform into the personal care products market. We continuously seek to identify other market opportunities where our Growth Direct platform could enhance MQC testing. We could expand into these markets through our existing technologies, through adapting our existing technologies, or through developing new products to specifically address the unmet needs of these adjacent markets. We may drive our expansion into these markets by building commercial infrastructure to specifically target customers in those markets, or by partnering with other participants in those markets.

Revenue mix

Our revenue is derived from sales of our Growth Direct systems, our LIMS connection software, proprietary consumables, services and our cost-reimbursement contract with BARDA. During the years ended December 31, 2021 and 2020, Growth Direct system revenue was the single largest component of our revenue. Because Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a small (but varied) group of customers each year, it is subject to variability from quarter to quarter. While we expect Growth Direct systems revenue to continue to be the largest contributor to our revenue over the near- to mid-term, as our base of validated Growth Direct systems continues to grow, we expect our recurring revenue (consumables and service contracts) to grow at a faster rate than our non-recurring revenues (Growth Direct systems, validation and other services), which we expect to drive variability and longer-term trends in our revenue mix.

Our non-commercial revenue is generated from long-term contracts with governmental agencies and third parties that are typically fixed in terms of scope and value. As a result, the amount of non-commercial revenue recognized in each period is subject to variability depending on factors such as the number of active contracts as well as the work performed and value remaining under each contract. All funding under our contract with BARDA was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

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

	Year Ended
	December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Systems placed:
Systems placed in period	29	26	3	11.5%
Cumulative systems placed	116	87	29	33.3%
Systems validated:
Systems validated in period	33	24	9	37.5%
Cumulative systems validated	84	51	33	64.7%
Product and service revenue — total	$21,637	$14,083	$7,554	53.6%
Product and service revenue — recurring	$7,819	$3,908	$3,911	100.1%

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

Validated systems

We regularly review the number of Growth Direct systems validated and cumulative Growth Direct systems validated in each period as indicators of our business performance. Management focuses on validated Growth Direct systems as a leading indicator of likely future recurring revenue as well as a reflection of our success supporting our customers’ validating placed systems. We expect our validated Growth Direct systems to continue to grow over time as we increase our base of cumulative systems placed and then validate those systems. After a Growth Direct system is placed with a customer and installed, we work with the customer to validate the system, which typically takes anywhere from three to nine months. Once a validation has been completed, we generally expect our customers to transition from their legacy manual method to our automated method and begin regular utilization of consumables over a period of up to three months.

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

Product and service revenue

We regularly assess trends relating to our combined product and service revenue as an indicator of our business performance. Product and service revenue represents all of our commercial revenue for the business. It excludes non-

commercial revenue, which typically supports other business functions such as research and development and is by its nature subject to significant variability.

During the years ended December 31, 2021 and 2020, restrictions on travel and access to customer sites related to COVID-19, and its variants, negatively impacted our ability to ship, install and validate systems, as well as train customers in certain geographies. This negatively impacted our product and service revenue in the year. While we expect these disruptions to continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Recurring revenue

We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 33.7% and 24.3% of our total revenue for the years ended December 31, 2021 and 2020, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the cumulative number of validated Growth Direct systems in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate than our non-recurring revenue streams and that this will ultimately result in our recurring revenue constituting the majority of our revenue over the longer term.

Components of results of operations

Revenue

We generate revenue from sales of our Growth Direct system (including our LIMS connection software), consumables, validation services, service contracts and field service as well as our contractual arrangement with BARDA. We primarily sell our products and services through direct sales representatives. The arrangements are noncancelable and nonrefundable after ownership passes to the customer.

	Year Ended	Percentage	Year Ended	Percentage
	December 31,	of total	December 31,	of total
	2021	revenue	2020	revenue
	(in thousands)		(in thousands)
Product revenue	$15,512	66.8%	$10,992	68.4%
Service revenue	6,125	26.4%	3,091	19.2%
Non-commercial revenue	1,595	6.9%	1,994	12.4%
Total revenue	$23,232	100.0%	$16,077	100.0%

Product revenue

We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of December 31, 2021, we had placed 116 Growth Direct systems to over thirty customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and the manufacturers of 25% of globally approved cell and gene therapies.

Growth Direct systems

Growth Direct system revenue is a non-recurring product revenue stream that we recognize as revenue upon transfer of control of the system to the customer. The Growth Direct system is fully functional for use by the customer upon delivery and, as such, transfer of control occurs at shipment or delivery depending on contractual terms. We expect our Growth Direct system revenue to continue to grow over time as we increase system placements in our existing customers and markets and expand into new customers and markets.

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

We also offer our customers field service which primarily consists of services provided by our field service engineers to install Growth Direct systems at customer sites. We recognize revenue from field service over time as these services are provided to the customer.

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

In April 2021, we received additional funding from BARDA under our then-active contract with them. All funding under this contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

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

Cost of service revenue primarily consists of salaries and other personnel costs including stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training, and other expenses related to service revenue recognized in the period.

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

Research and development

Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology Growth Direct platform and products, which include:

●	employee-related expenses, including costs for salaries, bonuses and other personnel costs including stock-based compensation expense, for employees engaged in research and development functions;
●	the cost of developing, maintaining and improving new and existing product designs;
●	the cost of hardware and software engineering;
●	research materials and supplies;
●	external costs of outside consultants engaged to conduct research and development associated with our technology and products; and
●	allocated information technology and facility-related costs, which include direct and allocated expenses for rent, maintenance of facilities and insurance as well as related depreciation and amortization.

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

Following our IPO in July 2021, we began incurring incremental accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with operating as a public company.

Other income (expense)

Interest expense

Interest expense is comprised of interest cost associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discounts associated with such arrangements, as well as interest expense related to our capital lease obligation.

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

We classified all of our warrants to purchase preferred stock as a liability on our consolidated balance sheets until our IPO because the warrants are freestanding financial instruments that may require us to transfer assets upon exercise. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date and was subsequently remeasured to fair value at each reporting date. The resulting change in the fair value of the preferred stock warrant liability was recorded as a component of other income (expense) in our consolidated statements of operations. We continued to recognize changes in the fair value of this preferred stock warrant liability at each reporting period until the IPO, when the preferred stock warrants were converted into common stock warrants that are equity classified.

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

Loss on extinguishment of debt recognized during the year ended December 31, 2021, includes a loss from the extinguishment of the 2020 Term Loan. In addition, the loss on extinguishment of debt includes unamortized issuance costs, unamortized prepaid commitment fees, and early payment fees associated with the 2020 Term Loan repayment.

Other income (expense)

Other income (expense) primarily consists of interest income as well as other miscellaneous income and expense unrelated to our core operations such as foreign currency transaction gains and losses.

Income tax expense

We generated significant taxable losses during the years ended December 31, 2021 and 2020, and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

We have not recorded any U.S. federal or state income tax benefits for the net operating losses we have incurred in each year or for the research and development tax credits we generated in the United States. As of December 31, 2021, we had U.S. federal and state net operating loss, or NOLs, carryforwards of $137.5 million and $62.7 million, respectively, which may be available to offset future taxable income and begin to expire in 2037 and 2032, respectively. Additionally, we had a federal NOL carryforward of $124.7 million generated since 2018 that will never expire. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $1.1 million and $2.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively. Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future.

The Company is in the process of performing a Section 382 study to assess whether a change of control has occurred or whether there have been multiple changes of control. These ownership changes are expected to materially limit the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. We expect to finalize the current Section 382 study during 2022.

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,	December 31,	Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue:
Product revenue	$15,512	$10,992	$4,520	41.1%
Service revenue	6,125	3,091	3,034	98.2%
Non-commercial revenue	1,595	1,994	(399)	(20.0)%
Total revenue	23,232	16,077	7,155	44.5%
Costs and operating expenses:
Cost of product revenue	23,434	18,642	4,792	25.7%
Cost of service revenue	5,922	3,386	2,536	74.9%
Cost of non-commercial revenue	1,617	2,120	(503)	(23.7)%
Research and development	9,781	6,531	3,250	49.8%
Sales and marketing	11,815	5,962	5,853	98.2%
General and administrative	17,895	9,976	7,919	79.4%
Total costs and operating expenses	70,464	46,617	23,847	51.2%
Loss from operations	(47,232)	(30,540)	(16,692)	54.7%
Other income (expense):
Interest expense	(2,650)	(3,447)	797	(23.1)%
Change in fair value of preferred stock warrant liability	(19,643)	(69)	(19,574)	28,368.1%
Loss on extinguishment of debt	(3,100)	(2,910)	(190)	6.5%
Other income (expense):	(808)	22	(830)	(3,772.7)%
Total other income (expense), net	(26,201)	(6,404)	(19,797)	309.1%
Loss before income taxes	(73,433)	(36,944)	(36,489)	98.8%
Income tax expense	91	134	(43)	(32.1)%
Net loss	$(73,524)	$(37,078)	$(36,446)	98.3%

Revenue

Product revenue increased by $4.5 million, or 41.1%, with the increase attributable to higher Growth Direct system placements as well as higher consumable shipment volumes due to an increase in cumulative validated Growth Direct systems. A $0.5 million benefit from higher average selling prices in the period was offset by a negative impact of consumable product mix of $0.5 million.

Service revenue increased by $3.0 million, or 98.2%. The increase in service revenue was primarily due to a $2.1 million increase in validation and installation revenue due to the increase in Growth Direct systems placed during 2021, as well as a $0.9 million increase in service contract revenue, driven by an increase in cumulative Growth Direct systems validated and under contract.

During the years ended December 31, 2021 and 2020, restriction on travel and access to customer sites related to COVID-19, and its variants, including the rapid onset of the Omicron variant in the second half of the fourth quarter of 2021. COVID-19, and its variants, negatively impacted our ability to sell, ship, install and validate Growth Direct systems, as well as train customers. This had an adverse impact our product and service revenue in the periods. While we expect these disruptions to continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Non-commercial revenue decreased by $0.4 million, or 20.0%. The decrease in non-commercial revenue was primarily due to a reduction in cost sharing expenditures due to the stage of the project, partially offset by an increase in cost sharing percentage during the year ended December 31, 2021.

Costs and operating expenses

Costs of revenue

Cost of product revenue increased by $4.8 million, or 25.7%. The increase was primarily driven by $3.4 million in incremental costs related to higher sales volume of Growth Direct systems and consumables. Also contributing to the increase was higher freight cost due to incremental sales volume and inflation of $0.4 million, an increase of $1.8 million in personnel-related costs resulting from higher headcount to support increased production volume and manufacturing support activities as well as to provide redundancy in the event of potential disruptions from COVID-19 and its variants, and a $1.5 million increase in facilities and information technology costs. The increase from these factors was partially offset by a reduction in product cost and of $2.0 million driven by fixed cost leverage resulting from increased production volumes as well as a reduction in other product cost of revenue of $0.3 million.

Cost of service revenue increased by $2.5 million, or 74.9%. This increase was primarily due to higher headcount- related costs of $1.8 million associated with additional validation and field service employees hired in 2021 and 2020 to support increasing service activity, an increase in allocated facilities and information technology costs of $0.3 million, an increase of $0.3 million in materials and supplies, and $0.1 million in other cost of service revenue.

Cost of non-commercial revenue decreased by $0.5 million, or 23.7%. This decrease was primarily due to a reduction in spend due to the timing and extent of development activities in our contract with BARDA.

Research and development

	Year Ended
	December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$9,781	$6,531	$3,250	49.8%
Percentage of total revenue	42.1%	40.6%

Research and development expenses increased by $3.3 million, or 49.8%. This increase was primarily due to an increase of $2.8 million in employee-related costs due primarily to higher headcount to support increased new product development activities, partially offset by a reduction in consulting expense of $0.5 million. In addition, the increase was also due to $0.3 million in higher spending on materials and prototypes used for research and development activities, an increase in allocated facility and information technology costs of $0.4 million, and a net increase of $0.3 million in other general research and development expenses.

Sales and marketing

	Year Ended
	December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$11,815	$5,962	$5,853	98.2%
Percentage of total revenue	50.9%	37.1%

Sales and marketing expenses increased by $5.8 million, or 98.2%. This increase was due to an increase in employee-related costs (including commissions earned) of $2.7 million primarily due to the expansion of our direct sales and marketing organizations, to drive sales growth, an increase in marketing consulting of $2.4 million, an increase in marketing activities of $0.4 million, and an increase in allocated facility and information technology costs of $0.3 million.

General and administrative

	Year Ended
	December 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$17,895	$9,976	$7,919	79.4%
Percentage of total revenue	77.0%	62.1%

General and administrative expenses increased by $7.9 million, or 79.4%. This increase was driven by a $4.1 million increase in employee-related costs due to business headcount increase and higher benefit costs, $2.4 million increase in legal, audit, and business insurance costs driven by incremental services and policies associated with operating as a public company, an increase in consulting fees of $0.6 million, increase in facilities and information technology costs of $0.4 million, as well as a net increase of $0.3 million other costs.

Other income (expense)

Interest expense

Interest expense for the years ended December 31, 2021 and 2020 was $2.7 million and $3.4 million, respectively. The decrease of $0.8 million, or 23.1%, was due primarily to the repayment of our $25.0 million 2020 Term Loan in September 2021.

Change in fair value of preferred stock warrant liability

The change in fair value of preferred stock warrant liability was a loss of $19.6 million for the year ended December 31, 2021, compared to a loss of $0.1 million for the year ended December 31, 2020. The change was due primarily to an increase in the fair value of the underlying preferred stock used to determine the value of preferred stock warrants, to reflect the IPO price in 2021. The increase in fair value was recorded upon the IPO prior to the conversion to Class A common stock warrants and reclassification to equity.

Loss on extinguishment of debt

Loss on extinguishment of debt was $3.1 million for the year ended December 31, 2021, compared to a $2.9 million loss for the year ended December 31, 2020. The $3.1 million loss in 2021 was comprised of a $1.8 million prepayment penalty, $1.1 million expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fee and other charges and was incurred as a result of the repayment of the 2020 Term Loan. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and the net carrying value of the extinguished debt. The loss for the year ended December 31, 2020 was comprised of unamortized issuance costs, unamortized prepaid commitment fees, and early payment fees due to the extinguishment of the 2018 Term Loan as well as a non-cash loss from the conversion of the 2020 Convertible Notes into Series C1 Preferred Stock incurred during the year ended December 31, 2020.

Other income (expense)

Other expense was $0.8 million for the year ended December 31, 2021 compared to less than $0.1 million income for the year ended December 31, 2020. The increase was due to the Exit Fee expense described under Contractual Obligations and Commitments below.

Income tax expense

Income tax expense was $0.1 million for each of the years ended December 31, 2021 and December 31, 2020. The expense relates primarily to tax expense recorded for our foreign entities.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products, services and contracts and proceeds from our IPO. As of December 31, 2021, we had cash, cash equivalents and short- and long-term investments of $203.5 million. We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements are issued.

Contractual obligations and commitments

In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance which has been drawn down in full. Future minimum commitments under this lease through July 2026 were $2.2 million as of December 31, 2021, including $0.5 million in short-term obligations.

In December 2016, in connection with the amendment of a then-outstanding loan agreement with the lender, we entered into an agreement under which we are obligated to pay the lender an exit fee in the amount of $0.8 million in the event of a “qualifying exit event” prior to December 31, 2026. As defined in the agreement, a “qualifying exit event” includes a public offering of its common stock. No amounts were accrued at December 31, 2020 as a “qualifying exit event” was not deemed probable. Subsequently, the IPO was deemed to be a “qualifying event” and we expensed and paid the exit fee in July 2021.

In March 2020, we entered into an agreement with a supplier to secure future supply of certain materials used in the manufacturing of our Growth Direct systems. As of December 31, 2021, we had committed to minimum payments under these arrangements totaling $0.9 million through December 31, 2022. We had $0.1 million accrued for the supply agreement as of December 31, 2021 and December 31, 2020.

In December 2020, we entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of December 31, 2021, we had committed to minimum payments under these arrangements totaling $1.1 million through January 31, 2026, including short-term obligations of $0.2 million. We had $0.1 million and zero accrued for the software subscription as of December 31, 2021 and December 31, 2020, respectively.

In June 2021, we entered into a Sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The Sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $5.6 million, including $0.7 million in short-term obligations. We also have the right to use furniture and equipment specified in the Sublease agreement for an additional $0.6 million in future payments over the term of the Sublease with the option to purchase the furniture and equipment at the end of the Sublease term. Short-term obligations related to the furniture and equipment are $0.1 million as of December 31, 2021. Concurrent with entering into the Sublease agreement, we executed an Option Agreement with the property owner which provides us the option to enter into a new direct lease for the Lexington facility for an additional five-years following expiration of the Sublease.

For additional information on our contractual obligation and commitments please see Note 16 — Commitments and Contingencies to our consolidated financial statements.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(54,964)	$(30,996)
Net cash used in investing activities	(13,289)	(15,670)
Net cash provided by financing activities	216,745	64,234
Net increase in cash and cash equivalents and restricted cash	$148,492	$17,568

Operating activities

During the year ended December 31, 2021, operating activities used $55.0 million of cash, primarily resulting from our net loss of $73.5 million and net cash used by changes in our operating assets and liabilities of $8.0 million, partially offset by non-cash charges of $26.6 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of an increase of $6.8 million in raw material inventory to build safety stock and support a projected increase in demand. An increase of $1.1 million in prepaid expenses and other current assets primarily due to insurance costs premium increases associated with operating as a public company. An increase of $0.9 million in other long-term assets primarily related to costs capitalized as a result of the implementation of a new Enterprise Resource Planning (“ERP”) software during 2021. A decrease in deferred revenue $1.1 million due to timing of advanced billings for validation services and performance of the related services partially offset by an increase in advance billings related to a higher number of systems under service contracts. These net operating cash uses were partially offset by an increase of $1.8 million in accrued expenses, accounts payable and other current liabilities primarily due to timing of invoicing and cash disbursements, as well as an increase of $0.1 million in deferred rent.

During the year ended December 31, 2020, operating activities used $31.0 million of cash, primarily resulting from our net loss of $37.1 million and net cash used by changes in our operating assets and liabilities of $1.1 million, partially offset by non-cash charges of $7.2 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of an increase of $3.4 million in inventory to build safety stock and support a projected increase in demand, an increase in accounts receivable of $1.4 million, an increase of $1.3 million in prepaid expenses and other current assets, and an increase of $0.4 million in other long-term assets. These cash uses were partially offset by an increase of $2.5 million in deferred revenue, an increase of $1.8 million in accrued expenses and other current liabilities, and an increase of $1.0 million in accounts payable. The increase in accounts payable and accrued expenses was due to timing of invoicing and cash disbursement. The increase in accounts receivable was a result of higher product revenue. The increase in deferred revenue was due to an increase in advance billings for validation services related to the volume and timing of Growth Direct system placements as well as an increase in advance billings related to a higher number of systems under service contracts.

Investing activities

During the year ended December 31, 2021, net cash used in investing activities was $13.3 million, consisting of capital expenditures of $3.2 million and $10.1 million in net purchases of investments.

During the year ended December 31, 2020, net cash used in investing activities was $15.7 million, consisting of $15.0 million in net purchases of short-term investments and capital expenditures of $0.7 million.

Financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $216.7 million, consisting of net proceeds of $164.1 million from the initial public offering of Class A common stock, net of issuance costs, $79.7 million of net proceeds from the sale of the Series D1 and Series D2 Preferred Stock, net of issuance costs, and $0.9 million from the issuance of common stock upon exercise of stock options and purchase of restricted stock awards.

Partially offsetting cash provided by financing activities in 2021 was the repayment of term loans of $26.2 million and payment of debt extinguishment fees of $1.9 million.

During the year ended December 31, 2020, net cash provided by financing activities was $64.2 million, consisting primarily of net proceeds of $49.9 million from the issuance of Series C1 and C2 redeemable convertible preferred stock, net of issuance costs, $24.1 million in net proceeds from borrowings under our 2020 Term Loan and $9.5 million in proceeds from the issuance of the 2020 Convertible Notes. These cash inflows were partially offset by a $19.4 million cash outflow for principal and debt extinguishment fees paid in conjunction with the repayment of our 2018 term loan.

Long-term debt

In May 2020, we entered into the 2020 Term Loan which provided for borrowings of an initial $25.0 million tranche upon closing and options to borrow up to an aggregate of $35.0 million in two additional tranches of $20.0 million under the second tranche, or the Term B Loan, and $15.0 million under the third tranche, or the Term C Loan, subject to certain Growth Direct system sales milestones.

At closing, we issued warrants to purchase 1,195,652 shares of Series C1 Preferred Stock to the lender with an exercise price of $1.15 per share. We paid a $0.8 million facility fee in connection with the 2020 Term Loan.

In September 2021, we agreed to pay in full all of our outstanding obligations under the 2020 Term Loan in the amount of $28.7 million, comprised of the principal amount of the 2020 Term Loan, interest previously paid-in-kind, accrued cash interest, a prepayment premium, and other fees and expenses. As a result, the 2020 Term Loan, all liens and security interests granted thereunder, and all obligations thereunder (other than the warrants issued to the lender) were satisfied, released, discharged and/or terminated in full, except in respect of certain surviving obligations.

Seasonality

Our revenues can vary from quarter to quarter as a result of seasonality. For a more detailed discussion of the seasonality of our business, please see “Seasonality” in Part I, Item 1. “Business” in this Annual Report on Form 10-K.

Critical accounting policies and significant judgments and estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. Our estimates are based on our historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are those most important to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Product revenue

We derive product revenue primarily from the sale of Growth Direct systems and related consumables. Product revenue is recognized when control of the promised systems and consumables is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or consumables (the transaction price). For Growth Direct systems and consumables sold by us, control transfers to the customer at a point in time.

Service revenue

We derive service revenue primarily from the sale of validation services, service contracts and field service (including installation). Revenue is recognized when services are provided to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services (the transaction price). Service revenue is recognized over time using an input method based on time lapsed for service contracts and using an output method based on milestones achieved for validation services and field service.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Our main performance obligations in customer arrangements are Growth Direct systems, LIMS connection software, proprietary consumables, validation services, field service and services due under service contracts.

Multiple performance obligations

Our contracts may include multiple performance obligations when customers purchase a combination of products and services such as Growth Direct system sold together with the LIMS connection software, proprietary consumables or services. For these arrangements, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary methods used to estimate standalone selling prices are based on the prices observed in standalone sales to customers or cost-plus margin depending on the nature of the obligation and available evidence of fair value. Allocation of the transaction price is determined at contract’s inception.

Non-commercial revenue

We generate revenue from a long-term contract with BARDA, which is part of the U.S. government. The contract is a cost-reimbursable, cost-sharing contract, whereby BARDA reimburses us for a percentage of the total costs that have been incurred including indirect allowable rates. We include the unconstrained amount of consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur.

Stock-based compensation

We measure stock-based option awards granted to employees, officers and directors based on their fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures as they occur. The straight-line method of expense recognition is applied to all awards with service-only conditions.

The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model, which uses inputs such as the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield.

We measure all restricted common stock granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock is the common stock value on the date of grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of a specific event, we have the right to repurchase unvested restricted common stock shares. As such the fair value of the restricted common stock is included in other long-term liabilities in the consolidated balance sheet.

Determination of fair value of common stock

As there had been no public market for our common stock prior to the IPO, the estimated fair value of our common stock prior to our IPO was determined by our board of directors as of the date of each option grant, with input from management. The board considered our most recently available third-party valuations of common stock and an assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Prior to our IPO, our common stock valuations were prepared using either an option pricing method, or OPM, or a hybrid method, both of which use market approaches and income approaches to estimate our enterprise value. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in two or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger.

In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

●	the prices at which we sold shares of preferred stock (including our sale of Series D1 and Series D2 redeemable convertible preferred stock in March 2021) and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
●	the progress of the research and development of our products;
●	our stage of development and commercialization and our business strategy;
●	external market conditions affecting our industry and the global pharmaceutical industry;
●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
●	the lack of an active public market for our common stock and our preferred stock;
●	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the life sciences tools and diagnostics industries.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

For valuations after the completion of the IPO, the fair value of our common stock is determined based on the quoted market price of our common stock on the date of grant.

Valuation of warrants to purchase preferred stock

We have historically classified warrants to purchase shares of our redeemable convertible preferred stock as liabilities on our consolidated balance sheets as these warrants were free-standing financial instruments that may have required us to transfer assets upon exercise. The preferred stock warrant liability is initially recorded at fair value on the issuance date of each warrant and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred stock warrant liability were recognized as a component of other income (expense) in our consolidated statements of operations. We adjusted the liability for changes in fair value until the warrants were exercised, expire or qualified for equity classification.

We utilized the Black-Scholes option-pricing model, which incorporates management’s assumptions and estimates, to value the preferred stock warrants. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying redeemable convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. We determined the fair value per share of the underlying preferred stock by taking into consideration our most recent sales of our preferred stock as well as additional factors that we deemed relevant. We have historically been a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid or declared dividends.

Upon closing of the IPO, all the warrants to purchase shares of redeemable convertible preferred stock became exercisable for shares of common stock, at which time we adjusted the redeemable convertible preferred stock warrant liability to fair value prior to reclassifying the redeemable convertible preferred stock warrant liability to additional paid-in capital. As a result, following the closing of the IPO, the warrants were no longer subject to fair value accounting.

Valuation of inventory

We value inventory at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. We regularly review inventory quantities on-hand for excess and obsolescence and, when circumstances indicate, we record charges to write down inventories to their estimated net realizable value after evaluating future demand, expected product life cycles and current inventory levels. Such charges are classified as cost of product revenue in the statements of operations. Any write-down of inventory to net realizable value creates a new cost basis.

Valuation of derivatives

We record derivatives initially at fair value upon the issuance of our Unsecured Subordinated Convertible Promissory Notes, or Convertible Notes, issued in February 2020 which relates to a conversion option whereby upon the closing of a specified financing event the Convertible Note will automatically convert into shares of the same class and series of capital stock we issued to other investors in the financing at a conversion price equal to 80% of the price per share of the securities paid by the other investor. The initial fair value was determined using management’s assumption on the likelihood a qualified financing event would occur. Changes in the fair value of the derivative liability were recognized as a component of other income (expense), net in the consolidated statement of operations. In April 2020, the specified financing event was consummated, and as such, the notes were converted into shares of Series C1 Preferred Stock, and the derivative liability was extinguished, and the unamortized derivative discount was recognized as an extinguishment loss.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

As of December 31, 2021, we had cash, cash equivalents and short- and long-term investments of $203.5 million, which consisted of cash, money market funds, U.S. treasury bills, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation risk

While we have experienced some impact from inflation related mainly to our materials, labor and freight costs, we have been able to mitigate further impacts through the maintenance of increased inventory levels and long-term contracts and commitments with key suppliers, some of which was implemented under our COVID-19 risk mitigation strategy. As a result, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant incremental inflationary pressures, we may not be able to meaningfully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting and attestation report of independent public accounting firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts (PCAOB Auditor ID: 238)

The information required by this Item 14 will be set forth in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) Financial Statements.

For a list of consolidated financial statements included herein, see Index to Consolidated Financial Statements on page F-1 attached to this Annual Report on Form 10-K, incorporated into this item by reference.

(a)(2) Financial Statement Schedules.

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits.

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
4.1

Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

4.2	Forms of Common Stock Warrant Agreements (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
4.3	Form of Series A1 Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
4.4	Form of Series B1 Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
4.5	Form of Series C1 Warrant Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
4.6*	Description of Capital Stock
10.1**	License Agreement, dated May 13, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
10.2

Lease Agreement, dated October 21, 2013, by and between the Registrant and Farley White Pawtucket, LLC, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

10.3	Seventh Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
10.4

Sublease, dated June 8, 2021, by and between the Registrant and National Medical Care, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

10.5†

Rapid Micro Biosystems, Inc. 2010 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

10.6†

Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.7†

Rapid Micro Biosystems, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.8

Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.9†

Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.10†

Employment Agreement, dated July 8, 2021, by and between the Registrant and Robert Spignesi (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.11†

Employment Agreement, dated July 8, 2021, by and between the Registrant and Sean Wirtjes (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.12†

Employment Agreement, dated July 8, 2021, by and between the Registrant and John Wilson (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

Exhibit Number	Description of Exhibit

10.13†

Employment Agreement, dated July 8, 2021, by and between the Registrant and Victoria Vezina (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.14†

Employment Agreement, dated July 8, 2021, by and between the Registrant and Jonathan Paris (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.15*†	Employment Agreement, dated October 1, 2021, by and between the Registrant and Richard A. Keys
10.16*†	2021 Incentive Award Plan UK Sub-Plan
10.17*†	Form of Global Restricted Stock Unit Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan
10.18*†	Form of Global Stock Option Grant Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan
10.19*	Seventh Amendment to Lease Agreement as amended, dated March 18, 2022, by and between the Registrant and Farley White Pawtucket, LLC
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	Furnished herewith.
†	Indicates management contract or compensatory plan.
**	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID MICRO BIOSYSTEMS, INC.

Date: March 24, 2022	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Robert Spignesi and Sean Wirtjes, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Spignesi	President, Chief Executive Officer and Director	March 24, 2022
Robert Spignesi	(principal executive officer)

/s/ Sean Wirtjes	Chief Financial Officer	March 24, 2022
Sean Wirtjes	(principal financial officer and principal accounting officer)

/s/ Jeffrey Schwartz	Director	March 24, 2022
Jeffrey Schwartz

/s/ David Hirsch, M.D., Ph.D.	Director	March 24, 2022
David Hirsch, M.D., Ph.D.

/s/ Richard Kollender	Director	March 24, 2022
Richard Kollender

/s/ Melinda Litherland	Director	March 24, 2022
Melinda Litherland

/s/ Inese Lowenstein	Director	March 24, 2022
Inese Lowenstein

/s/ Natale Ricciardi	Director	March 24, 2022
Natale Ricciardi

/s/ Alexander Schmitz	Director	March 24, 2022
Alexander Schmitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rapid Micro Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rapid Micro Biosystems, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 24, 2022

We have served as the Company’s auditor since 2010.

RAPID MICRO BIOSYSTEMS, INC.

Consolidated balance sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$178,387	$30,079
Short-term investments	15,110	14,998
Accounts receivable	5,005	4,988
Inventory	15,671	8,965
Prepaid expenses and other current assets	3,951	3,120
Total current assets	218,124	62,150
Property and equipment, net	11,304	7,052
Long-term investments	9,966	—
Other long-term assets	1,491	695
Restricted cash	284	100
Total assets	$241,169	$69,997
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,944	$4,468
Accrued expenses and other current liabilities	10,917	6,654
Deferred revenue	3,305	4,423
Total current liabilities	18,166	15,545
Preferred stock warrant liability	—	4,117
Notes payable, net of unamortized discount	—	24,810
Deferred rent, long term	813	705
Other long-term liabilities	1,210	—
Total liabilities	20,189	45,177
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock (Series A1, B1, C1, C2, D1, and D2), $0.01 par value; zero shares and 161,455,689 shares authorized at December 31, 2021 and December 31, 2020, respectively; zero shares and 133,021,640 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	151,826
Stockholders’ equity (deficit):
Class A common stock, $0.01 par value; 210,000,000 shares and 35,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 34,564,040 shares and 612,850 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	346	6
Class B common stock, $0.01 par value; 10,000,000 shares and zero shares authorized at December 31, 2021 and December 31, 2020, respectively; 6,903,379 shares and zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	69	—
Preferred stock, $0.01 par value: 10,000,000 shares and zero shares authorized at December 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	535,693	114,575
Accumulated deficit	(315,112)	(241,588)
Accumulated other comprehensive income (loss)	(16)	1
Total stockholders’ equity (deficit)	220,980	(127,006)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$241,169	$69,997

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Consolidated statements of operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Product revenue	$15,512	$10,992
Service revenue	6,125	3,091
Non-commercial revenue	1,595	1,994
Total revenue	23,232	16,077
Costs and operating expenses:
Cost of product revenue	23,434	18,642
Cost of service revenue	5,922	3,386
Cost of non-commercial revenue	1,617	2,120
Research and development	9,781	6,531
Sales and marketing	11,815	5,962
General and administrative	17,895	9,976
Total costs and operating expenses	70,464	46,617
Loss from operations	(47,232)	(30,540)
Other income (expense):
Interest expense	(2,650)	(3,447)
Change in fair value of preferred stock warrant liability	(19,643)	(69)
Loss on extinguishment of debt	(3,100)	(2,910)
Other income (expense)	(808)	22
Total other income (expense), net	(26,201)	(6,404)
Loss before income taxes	(73,433)	(36,944)
Income tax expense	91	134
Net loss	(73,524)	(37,078)
Accretion of redeemable convertible preferred stock to redemption value	(1,761)	(3,745)
Cumulative redeemable convertible preferred stock dividends	(2,747)	(4,398)
Net loss attributable to common stockholders — basic and diluted	$(78,032)	$(45,221)
Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(3.94)	$(126.11)
Weighted average common shares outstanding — basic and diluted	19,783,539	358,582

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Consolidated statements of comprehensive loss (In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(73,524)	$(37,078)
Other comprehensive income:
Unrealized income (loss) on short-term investments, net of tax	(17)	1
Comprehensive loss	$(73,541)	$(37,077)

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(In thousands, except share amounts)

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	$—	$114,575	$(241,588)	$1	$(127,006)
Issuance of Series D1 redeemable convertible preferred stock, net of issuance costs of $1,278	22,086,725	78,274	—		—	—	—	—	—	—
Issuance of Series D2 redeemable convertible preferred stock, net of issuance costs of $19	413,268	1,469	—		—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,761	—	—	—	—	(1,761)	—	—	(1,761)
Cumulative redeemable convertible preferred stock dividends	—	2,747	—	—	—	—	(2,747)	—	—	(2,747)
Conversion of preferred stock to common stock	(155,521,633)	(236,077)	24,200,920	242	6,903,379	69	235,766	—	—	236,077
Conversion of preferred stock warrants to Class A common stock warrants	—	—	—	—	—	—	23,760	—	—	23,760
Issuance of Class A common stock in initial public offering, net of issuance costs of $16,032	—	—	9,006,604	90	—	—	164,010	—	—	164,100
Restricted stock award liability accretion	—	—	—	—	—	—	19	—	—	19
Issuance of Class A common stock upon exercise of common stock warrants	—	—	268,718	2	—	—	11	—	—	13
Issuance of Class A common stock upon exercise of common stock options	—	—	226,043	4	—	—	219	—	—	223
Issuance of restricted Class A common stock awards	—	—	248,905	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,843	—	—	1,843
Net loss	—	—	—	—	—	—	—	(73,524)	—	(73,524)
Other comprehensive income	—	—	—	—	—	—	—	—	(17)	(17)
Balances at December 31, 2021	—	$—	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balances at December 31, 2019	78,757,540	$81,850	353,465	$4	—	$—	$121,931	$(204,510)	$—	$(82,575)
Issuance of Series C1 redeemable convertible preferred stock, net of issuance costs of $261	23,611,208	26,891	—	—	—	—	—	—	—	—
Issuance of Series C2 redeemable convertible preferred stock, net of issuance costs of $303	20,301,829	23,044	—	—	—	—	—	—	—	—
Conversion of bridge notes to C1 redeemable convertible preferred stock	10,351,063	11,898	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	3,745	—	—	—	—	(3,745)	—	—	(3,745)
Cumulative redeemable convertible preferred stock dividends	—	4,398	—	—	—	—	(4,398)	—	—	(4,398)
Issuance of Class A common stock upon exercise of common stock options	—	—	259,385	2	—	—	254	—	—	256
Stock-based compensation expense	—	—	—	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	—	—	(37,078)	—	(37,078)
Other comprehensive income	—	—	—	—	—	—	—	—	1	1
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	$—	$114,575	$(241,588)	$1	$(127,006)

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(73,524)	$(37,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,529	1,509
Stock-based compensation expense	1,843	533
Change in fair value of preferred stock warrant liability	19,643	69
Provision recorded for inventory	60	154
Noncash interest expense	390	2,023
Gain on disposal of property and equipment	(18)	—
Accretion on investments	(3)	—
Loss on extinguishment of debt	3,100	2,910
Other, net	14	(17)
Changes in operating assets and liabilities
Accounts receivable	(17)	(1,361)
Inventory	(6,766)	(3,367)
Prepaid expenses and other current assets	(1,105)	(1,325)
Other long-term assets	(851)	(363)
Accounts payable	(524)	978
Accrued expenses and other current liabilities	2,305	1,775
Deferred revenue	(1,117)	2,542
Deferred rent, long term	107	22
Other long-term liabilities	(30)	—
Net cash used in operating activities	(54,964)	(30,996)

Cash flows from investing activities:
Purchases of property and equipment	(3,217)	(690)
Proceeds from sale of property and equipment	20	—
Purchases of investments	(25,092)	(24,980)
Maturity of investments	15,000	10,000
Net cash used in investing activities	(13,289)	(15,670)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	79,743	49,935
Proceeds from issuance of Class A common stock upon stock option exercise	403	72
Proceeds from issuance of restricted Class A stock award	523	—
Proceeds from initial public offering of Class A and Class B common stock, net of issuance costs	164,100	—
Proceeds from exercise of Class A common stock warrants	13	—
Payments on capital lease obligations	(12)	—
Proceeds from issuance of convertible notes, net of issuance costs	—	9,500
Proceeds from issuance of notes payable, net of issuance costs	—	25,000
Payments of debt issuance costs	—	(875)
Repayment of term loans	(26,159)	(18,000)
Payment of debt extinguishment fees	(1,866)	(1,398)
Net cash provided by financing activities	216,745	64,234
Net increase in cash, cash equivalents and restricted cash	148,492	17,568
Cash, cash equivalents and restricted cash at beginning of period	30,179	12,611
Cash, cash equivalents and restricted cash at end of period	$178,671	$30,179

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$2,590	$1,977
Supplemental disclosure of non-cash investing activities
Establishment of property and equipment retirement cost asset	$188	$—
Purchases of property and equipment in accounts payable	$1,957	$279
Supplemental disclosure of non-cash financing activities
Conversion of convertible notes to Series C1 preferred stock	$—	$9,523
Issuance of preferred stock warrants in connection with redeemable convertible preferred stock	$—	$652
Issuance of Class A common stock in connection with stock option exercises not settled	$—	$184
Initial fair value of derivative liability	$—	$2,375
Assets acquired under capital lease	$372	$—
Offering costs included in accounts payable and accrued expenses	$—	$62
Conversion of preferred stock to Class A and Class B common stock	$236,077	$—
Conversion of preferred stock warrants to Class A common stock warrants	$23,760	$—
Accretion of redeemable convertible preferred stock to redemption value	$1,761	$3,745
Cumulative redeemable convertible preferred stock dividends	$2,747	$4,398

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Notes to consolidated financial statements

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

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world. The Company cannot at this time predict the ultimate extent, duration, or full impact that the COVID-19 pandemic will have on its future financial condition and operations. The impact of the COVID-19 coronavirus outbreak on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

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

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Reverse split

On July 9, 2021, the Company effected a one-for-five reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 10). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the Preferred Stock conversion ratios.

Initial public offering

On July 19, 2021, the Company closed an initial public offering (“IPO”) of its Class A common stock, which resulted in the sale of 7,920,000 shares of its Class A common stock at a public offering price of $20.00 per share, before underwriting discounts. The offering resulted in gross proceeds of $158.4 million and net proceeds to the Company of $143.8 million from the initial public offering after deducting underwriting discounts, commissions and offering expenses payable by the Company.

On August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less underwriting discounts and commissions. The overallotment option exercise resulted in net proceeds of $20.2 million.

Liquidity

The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company expects that its existing cash and cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued.

2. Summary of significant accounting policies

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, calculating the standalone selling price of products and services for revenue recognition, the valuation of inventory, the valuation of common stock and stock-based awards, and the valuation of the preferred stock warrant liability. The Company bases its estimates on historical experience, known trends and other market-specific and relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of [March 24, 2022], the date the consolidated financial statements were issued. These estimates may change as new events occur and additional information is obtained.

Risk of concentrations of credit, significant customers and significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts or any other-than-temporary losses with respect to its cash equivalents and investments and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Year Ended December 31,
	2021	2020
Customer A	16.7%	23.2%
Customer B	*	12.4%
Customer C	*	10.5%
	16.7%	46.1%
*	– less than 10%

The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	Year Ended December 31,
	2021	2020
Customer A	19.5%	41.9%
Customer D	12.6%	*
Customer E	10.6%	*
Customer F	10.0%	*
Customer G	*	18.7%
Customer H	*	13.4%
Customer I	*	10.1%
	52.7%	84.1%
*	– less than 10%

The Company relies on third parties for the supply and manufacture of its products as well as logistics. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships. There are no significant concentrations around a single third-party supplier or manufacturer for the year ended December 31, 2021 or 2020.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in- process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering or as a reduction to the carrying value of redeemable convertible preferred stock. If the in-process equity financing is abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had zero and $0.1 million, respectively, in deferred offering costs in the consolidated balance sheets.

Debt issuance costs

The Company capitalizes certain legal and other third-party fees that are directly associated with the issuance of debt as debt issuance costs. Debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the consolidated balance sheets and amortized as interest expense on the consolidated statement of operations using the effective interest method, which approximates the straight-line method. As of December 31, 2021 and 2020, debt issuance costs totaled zero and $1.3 million, respectively. During the year ended December 31, 2021 and 2020, the Company recorded $0.4 million and $0.9 million, respectively, in amortization of debt issuance costs within interest expense in the consolidated statement of operations.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At December 31, 2021 and 2020, the Company held cash of $0.3 million and $0.1 million in banks located outside of the U.S., respectively.

Restricted cash

As of December 31, 2021 and 2020, the Company was required to maintain guaranteed investment certificates of $0.3 million and $0.1 million, respectively, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of a landlord in connection with an operating lease which has a remaining term of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.

Investments

The Company’s short-term and long-term investments are classified as available-for-sale and recorded at fair value based upon market prices at period end. Unrealized gains and losses are recorded in accumulated other comprehensive income as a separate component of stockholders’ deficit. Realized gains and losses and declines in value of investments determined to be other than temporary are included as a component of interest income in the consolidated statements of operations. The costs of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.

The Company evaluates its short-term and long-term investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be other-than-temporary, the Company reduces the investment to fair value through a charge to the consolidated statements of operations. No such adjustments were necessary during the periods presented.

The Company’s short-term investments as of December 31, 2021 and 2020 had maturities of less than one year and long-term investments at December 31, 2021 had maturities greater than one year.

Accounts receivable

Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected losses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of December 31, 2021 and 2020, the Company recorded zero allowance for doubtful accounts. Additionally, for the years ended December 31, 2021 and 2020, the Company recorded zero provision for bad debts or recoveries.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. The Company regularly reviews inventory quantities on-hand for excess and obsolete inventory and, when circumstances indicate, records charges to write down inventories to their estimated net realizable value, after evaluating historical sales, future demand, market conditions and expected product life cycles. Such charges are classified as cost of product revenue in the consolidated statements of operations. Any write-down of inventory to net realizable value creates a new cost basis.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Manufacturing and laboratory equipment	5-10 years
Computer hardware and software	3 years
Office furniture and fixtures	5-7 years
Leasehold improvements	Shorter of remaining life of lease or useful life

Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Software development costs

The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.3 million of software development costs capitalized in other long-term assets at December 31, 2021, net of accumulated amortization of $0.1 million. The capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. There was $0.1 million of amortization expense recorded in the consolidated statement of operations for the year ended December 31, 2021.

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.

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

The Company’s cash equivalents, investments, derivative liability and its redeemable convertible preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate. There was no debt outstanding as of December 31, 2021.

Product warranties

The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. Product warranties provide assurance that the Company’s product functions in accordance with standard specifications. Warranties cover for repairs and replacements when the product does not function in accordance with agreed specifications. The standard assurance warranty does not cover, and no warranty is provided for, parts which by their nature are normally required to be replaced periodically. The accrued warranty cost is based on estimated material, labor and other costs that the Company expects to incur to fulfill the warranty obligation. Estimates are primarily based on historical information, current cost data and future forecast. The Company periodically assesses the adequacy of the warranty accrual and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty accrual are not indicative of future requirements, additional or reduced warranty accrual may be required. The warranty accrual is included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of the period	$637	$848
Warranty provisions	—	14
Warranty repairs	(39)	(225)
Balance, end of the year	$598	$637

Classification and accretion of redeemable convertible preferred stock

Prior to the IPO and the conversion of redeemable convertible preferred stock to Class A and Class B common stock, the Company had classified redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of each series of redeemable convertible preferred stock was recorded as a reduction of gross proceeds from issuance. The Company recorded periodic accretion to the carrying values of its outstanding redeemable convertible preferred stock such that the carrying value of the redeemable convertible preferred stock would have been equal to the redemption value at the earliest date of redemption. Adjustments to the carrying values of the redeemable convertible preferred stock to record this accretion at each reporting date were considered deemed dividends, which adjusted retained earnings (or in the absence of retained earnings, additional paid-in capital) and increased or decreased net loss attributable to common stockholders in computing basic and diluted earnings per share.

Preferred stock warrant liability

Prior to the IPO and the conversion of redeemable convertible preferred stock warrant liabilities to Class A common stock warrants, the Company classified warrants for the purchase of shares of its redeemable convertible preferred stock (see Notes 3 and 10) as a liability on its consolidated balance sheets as these warrants were freestanding financial instruments that may have required the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value on the issuance date of each warrant and was subsequently remeasured to fair value at each reporting date using the Black-Scholes pricing model. Changes in the fair value of the warrant liability were recognized as a component of other income (expense) in the consolidated statements of operations. Changes in the fair value of the preferred stock warrant liability were recognized up until the warrants qualified for equity classification upon IPO.

Derivative liability

In February 2020, the Company issued convertible notes to several investors (see Note 9) that provided a conversion option whereby upon the closing of a specified financing event the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative that required to be bifurcated and accounted for separately from the notes. The derivative liability was initially recorded at fair value upon entering into the agreement. In April 2020, the specified financing event was consummated, as such the notes were converted into shares of Series C1 Preferred Stock (see Note 10), and the derivative liability was extinguished.

Segment information

The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells Systems and related LIMS connection software, consumables and services; and accordingly has one reportable segment for financial reporting purposes. Substantially, all of the Company’s long-lived assets are held in the United States.

Revenue recognition

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, the Company applies the following five steps when recording revenue:

(1) identify the contract, or contracts, with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, performance obligations are satisfied.

The Company derives revenue from the sale of its products and services through direct sale representatives. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer.

Product revenue

The Company derives product revenue primarily from the sale of its Systems, optional LIMS connection software, which facilitates the transfer of data captured by the System to the customer’s existing LIMS software, and proprietary consumables. Revenue is recognized when control of the products is transferred to the customer.

Transfer of control is generally at shipment or delivery, depending on contractual terms, and occurs when title and risk of loss transfers to the customer, which represents the point in time when the customer obtains the use of and substantially all of the benefits of the product. Upon delivery, the System is fully functional for use by the customer. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company’s principal terms of sale are free carrier (“FCA”) shipping point.

Service revenue

The Company derives service revenue primarily from validation services, service contracts and field service (including installation). The Company’s validation services include validation and documentation services performed utilizing Systems purchased by the customer. Service contracts are around-the-clock maintenance support which can be purchased by the customer after the expiration of the one-year assurance warranty included with each System purchase. Field service revenue primarily consists of services provided by field service engineers to install the System at the customer site and perform two preventative maintenance services during the warranty period. Service revenue is recognized over time using an input method based on time lapsed for service contracts and output method based on milestone achieved for validation services and field service.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. The Company’s main performance obligations in customer arrangements are Systems, LIMS connection software, consumables, validation services, service contracts, and field service.

Payment terms

Payment terms for customer orders are typically between 30 to 90 days after the shipment or delivery of the product. For certain products, services and customer types, the Company requires payment before the products or services are delivered to, or performed for, the customer. None of the Company’s contracts contain a significant financing component.

Multiple performance obligations with an arrangement

The Company’s contracts may include multiple performance obligations when customers purchase a combination of products and services such as System sold together with the LIMS connection software, consumables or services. For these arrangements, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary methods used to estimate standalone selling prices are based on the prices observed in standalone sales to customers or cost-plus margin depending on the nature of the obligation and available evidence of fair value. Allocation of the transaction price is determined at contract’s inception.

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

Contract balances from contracts with customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.3 million and $0.5 million in contract assets as of December 31, 2021 and 2020, respectively, included in prepaid expenses and other current assets. These balances relate to the BARDA agreement as well as unbilled amounts with commercial customers.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of December 31, 2021 or 2020. Deferred revenue was $3.3 million and $4.4 million at December 31, 2021 and 2020, respectively. Revenue recognized during the year ended December 31, 2021 that was included in deferred revenue at the prior year end was $3.8 million. Revenue recognized during the year ended December 31, 2020, that was included in deferred revenue at the prior year end was $1.0 million.

Non-commercial revenue

The Company generates revenue from a long-term contract with the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (“BARDA”) a part of the U.S. government. The Company’s contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods or services provided under U.S. government contracts. In September 2017, the Company signed a contract with BARDA, which was subsequently modified on multiple occasions to increase the contract value and reduce the cost share reimbursement rate. Modifications were accounted for prospectively. The contract is a cost-reimbursable, cost- sharing arrangement, whereby BARDA reimburses the Company for a percentage of the total costs that have been incurred including indirect allowable costs. Revenue on the BARDA contract is recognized over time using an input method based on cost incurred to date in relation to total estimated cost. Due to the structure of the arrangement, the transaction price is variable in nature based on actual cost incurred. As such the amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

	Year Ended December 31,
	2021	2020
Product and service revenue — recurring	$7,819	$3,908
Product and service revenue — non-recurring	13,818	10,175
Non-commercial revenue — non-recurring	1,595	1,994
Total revenue	$23,232	$16,077

The following table presents the Company’s revenue by customer geography (in thousands):

	Year Ended December 31,
	2021	2020
United States	$12,892	$7,304
Germany	1,695	1,920
Switzerland	4,314	4,111
All other countries	4,331	2,742
Total revenue	$23,232	$16,077

Contract acquisition costs

The Company incurs and pays commissions on Systems, LIMS connection software, validation services, field service arrangements, and starting in 2021, commissions on consumables and service contracts. The period of the related revenue stream is typically less than one year in duration, and as such, the Company applies the practical expedient to expense the costs in the period in which they were incurred. The Company does not pay commissions on non-commercial revenue with BARDA.

Shipping and handling fees

Shipping and handling fees billed to customers for product shipments are recorded in product revenue in the consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of product revenue in the consolidated statements of operations.

Cost of revenue

Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, royalties, contract manufacturer costs, salaries and other personnel costs including stock-based compensation expense, depreciation and amortization expense, scrap, warranty cost, inventory reserves, allocated information technology and facility-related costs, overhead and other costs related to those sales recognized as product revenue in the period. Cost of service revenue primarily consists of salaries and other personnel costs including stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training and other expenses related to service revenue recognized in the period. Cost of non-commercial revenue primarily consists of salaries and other personnel costs including stock-based compensation expense, consulting expense, materials, travel and other costs related to revenue recognized as non-commercial revenue during the period.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities including, employee-related expenses, such as salaries, bonuses and other personnel costs including stock-based compensation expense, the cost of developing maintaining and improving new and existing products designs, the cost of hardware and software engineering, the cost of research materials and supplies, external costs of outside consultants engaged to conduct research and development services associated with the Company’s technology and products, and information technology and facilities expenses, which include direct and allocated expenses for rent, maintenance of facilities and insurance, as well as related depreciation and amortization. The costs incurred for the development of system software that will be sold are capitalized when technological feasibility has been established. The Company has continued to develop the software associated with its platform and products, and the associated costs have been expensed as incurred, as the nature of improvements did not significantly improve the performance or functionality of the software.

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising costs were $0.1 million during both of the years ended December 31, 2021 and 2020.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditures. Amounts incurred are classified within general and administrative expense in the consolidated statement of operations.

Stock-based compensation

The Company measures all stock-based awards granted to employees, officers and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. Forfeitures are accounted for as they occur. The Company has not issued any stock-based awards with performance-based vesting conditions.

The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the following inputs: (i) the fair value per share of the common stock issuable upon exercise of the option, (ii) the expected term of the option, (iii) expected volatility of the price of the common stock, (iv) the risk-free interest rate, and (v) the expected dividend yield. Prior to the IPO, the Company valued its common stock taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. The exercise price of the option cannot be less than the fair market value of a share of common stock on the date of grant. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla”. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Foreign currency translation and transactions

The Company has determined that the functional and reporting currency for its operations in Germany and Switzerland is the U.S. Dollar. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021 and 2020, comprehensive loss included less than $0.1 million, respectively, of unrealized gains and losses on investments, net of tax.

Net loss per share attributable to common stockholders

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, redeemable convertible preferred stock and warrants to purchase preferred stock are considered potential dilutive common shares.

The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance effective on January 1, 2021 and adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016- 13”). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The Company expects to adopt this guidance effective January 1, 2023, and it is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

The Company has adopted this guidance effective January 1, 2022 and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company applied the transition package of practical expedients allowed by the standard. The Company has completed the assessment of the new standard and is finalizing the new required disclosures. As a result of the Company’s adoption of the new standard, the Company will record right-of-use assets and lease liabilities of approximately $6.0 million and $7.0 million, respectively, for existing operating leases, and finance lease right-of-use assets and lease liabilities of $0.4 million for existing capital leases in the consolidated balance sheets at January 1, 2022. Additionally, the Company will reverse approximately $0.9 million of deferred rent liabilities previously recorded under the previous accounting guidance. The adoption of this new standard will not have a material impact on its consolidated results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance effective January 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$173,755	$—	$—	$173,755
Short-term investments	15,110	—	—	15,110
Long-term investments	9,966	—	—	9,966
	$198,831	$—	$—	$198,831

	Fair value measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$23,456	$—	$—	$23,456
Short-term investments	14,998	—	—	14,998
	$38,454	$—	$—	$38,454
Liabilities
Preferred stock warrant liability	$—	$—	$4,117	$4,117
	$—	$—	$4,117	$4,117

During the years ended December 31, 2021 and 2020, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of short-term and long-term investments

U.S. Treasury bills and notes included in short-term and long-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy.

Valuation of preferred stock warrant liability

The warrant liability at December 31, 2020 was related to warrants (the “Warrants”) to purchase shares of the Company’s Series A1, B1, and C1 redeemable convertible preferred stock (see Note 11). The fair value of the warrant liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

In connection with the IPO, all of the Company’s outstanding preferred stock warrants were automatically converted to Class A common stock warrants. The Company performed a final fair value assessment of these warrants as of the date of its IPO which resulted in a charge of $8.2 million that was recorded within other income (expense) in the Company’s consolidated statement of operations. The Company determined the conversion to Class A common stock warrants resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into stockholders’ equity (see Note 12).

The table below quantifies the weighted average of the unobservable inputs used to fair value the preferred stock warrant liability prior to their conversion into common stock warrants in connection with the Company’s IPO in July 2021:

	Year Ended December 31,
	2021	2020
Fair value of Series A1 preferred stock	$3.01	$0.50
Fair value of Series B1 preferred stock	$3.26	$1.26
Fair value of Series C1 preferred stock	$3.30	$1.23
Remaining contractual term (in years)	6.8	7.3
Risk-free interest rate	1.2%	0.6%
Expected dividend yield	—%	—%
Expected volatility	42.0%	40.0%

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrant liability, for which fair values are determined using Level 3 inputs (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$4,117	$3,396
Initial fair value of Series C1 preferred stock warrants	—	652
Change in fair value of preferred stock warrants	19,643	69
Conversion of preferred stock warrants to common stock warrants	(23,760)	—
Balance, end of period	$—	$4,117

Valuation of derivative liability

The derivative liability was related to the conversion option included within the Unsecured Subordinated Convertible Promissory Notes (“Convertible Notes”) issued in February 2020 (see Note 9). The Convertible Notes provided a conversion option whereby upon the closing of a specified financing event the Convertible Notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share of the securities paid by the other investors. This conversion option was determined to be an embedded derivative required to be bifurcated and accounted for separately from the notes. The fair value of the derivative liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Upon the closing of the sale of the Convertible Notes, management determined that the probability of completing the specified financing event was 100%; thus, the value of the automatic conversion option was determined to be 20% of the fair value of the capital stock to be issued upon conversion of the Convertible Notes, or $2.4 million. This amount represented the fair value of the embedded derivative at issuance (see Note 9).

Upon the occurrence of the specified financing event in April 2020, the Convertible Notes were converted into 10,351,063 shares of Series C1 Preferred Stock, as defined (see Note 9), and the derivative liability of $2.4 million was extinguished.

4. Investments

Short-term and long-term investments by investment type consisted of the following (in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Short-term investments
U.S. Government Treasury Bill	$4,983	$—	$(2)	$4,981
U.S. Government Treasury Notes	10,142		(13)	10,129
	$15,125	$—	$(15)	$15,110
Long-term Investments
U.S. Government Treasury Notes - Maturity One - Five Years	9,966	—	—	9,966
	$9,966	$—	$—	$9,966

	December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Short-term investments	cost	gains	losses	value
U.S. Treasury bonds	$14,997	$1	$—	$14,998
	$14,997	$1	$—	$14,998

5. Inventory

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$10,135	$6,754
Work in process	1,235	1,190
Finished goods	4,301	1,021
Total	$15,671	$8,965

Raw materials, work in process and finished goods were net of adjustments to net realizable value of $1.2 million and $1.0 million, as of December 31, 2021 and 2020, respectively.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$1,622	$355
Prepaid commitment fee on notes payable	—	275
Contract asset	396	471
Deposits	1,262	1,148
Lease receivables, current portion	231	325
Other	440	546
	$3,951	$3,120

7. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Manufacturing and laboratory equipment	$13,277	$12,961
Computer hardware and software	1,742	1,088
Office furniture and fixtures	745	343
Leasehold improvements	3,012	2,996
Construction-in-process	4,313	—
	23,089	17,388
Less: Accumulated depreciation	(11,785)	(10,336)
	$11,304	$7,052

Depreciation and amortization expense related to property and equipment was $1.5 million for the years ended December 31, 2021 and 2020. Amortization expense related to long-term assets was less than $0.1 million and zero for the years ended December 31, 2021 and 2020, respectively. The Company had less than $0.1 million of assets disposed of during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company's office furniture and fixtures shown in the above table included assets under a capital lease in the amount of $0.4 million and zero, respectively, and accumulated depreciation of less than $0.1 million and zero as of December 31, 2021 and 2020, respectively. As of December 31, 2021, future minimum lease payments under the capital lease were $0.6 million, with $0.2 million representing interest. The capital lease obligation is recorded in other long-term liabilities within the consolidated balance sheet.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued employee compensation and benefits expense	$3,569	$3,083
Accrued vendor expenses	5,500	1,685
Accrued warranty expense	598	637
Accrued interest	—	330
Deferred rent, current portion	131	118
Accrued taxes	781	688
Other	338	113
	$10,917	$6,654

9. Long-term debt

The components of the Company’s long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Notes payable	$—	$25,000
Payment in kind interest	—	1,145
Less: Unamortized discount	—	(1,335)
Long-term debt, net of discount	$—	$24,810

Term loan agreements

2018 Term Loan

In April 2018, the Company entered into an $18.0 million term loan with a lender (the “2018 Term Loan”)

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

The loss on extinguishment of debt was $0.8 million which included the write-off of unamortized financing and end-of-term exit fee costs of $0.7 million and $0.1 million in early payment and documentation fees and was included as a component of other income (expense) in the consolidated statements of operations during the year ended December 31, 2020. Interest expense on the 2018 Term Loan totaled $0.9 million for year ended December 31, 2020, which includes amortization of the debt discount $0.2 million.

2020 Term Loan

In May 2020, the Company entered into a $60.0 million term loan facility with a new lender (the “2020 Term Loan”), which provided for borrowings of an initial $25.0 million tranche upon closing and options to borrow up to an aggregate of $35.0 million in two additional tranches of $20.0 million under the second tranche (the “Term B Loan”) and $15.0 million under the third tranche (the “Term C Loan”).

At closing, the Company issued warrants to purchase 1,195,652 shares of Series C1 Preferred Stock to the lender with an exercise price of $1.15 per share which were accounted for as debt discount. The Company paid a $0.8 million facility fee in connection with the term loan facility. The Company allocated the $0.8 million term loan facility fee on a pro-rata basis based on the amount available to be drawn down under each tranche. The Company allocated $0.3 million to the initial draw which was recorded within debt issuance cost as an offset to the carrying value of the 2020 Term Loan and amortized over the term of the loan within interest expense on the consolidated statement of operations. Additionally, the Company allocated $0.3 million to Term B Loan and $0.2 million to Term C Loan and recorded within prepaid expenses and other current assets on the consolidated balance sheet and amortized on a straight-line basis over the debt access period within interest expense on the consolidated statement of operations.

The Company incurred debt issuance costs of $1.5 million in connection with the 2020 Term Loan including $0.9 million of professional fees and $0.6 million for the fair value of warrants issued with the debt.

In September 2021, the Company repaid the 2020 Term Loan and incurred a debt extinguishment loss of $3.1 million, which was comprised of a $1.8 million prepayment penalty, $1.1 million expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fees and other charges. As of December 31, 2021, the Company had no outstanding balance on the 2020 Term Loan.

Interest expense on the 2020 Term Loan totaled $2.5 million and $2.2 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2020, the unamortized debt discount was $1.3 million. Accrued interest on the 2020 Term Loan totaled zero and $0.3 million at December 31, 2021 and 2020, respectively, which is included in accrued expenses and other current liabilities in consolidated balance sheets.

Convertible Notes

In February 2020, the Company issued Convertible Notes to several investors in the aggregate amount of $9.5 million with a stated interest rate of 1.5% per annum and a maturity date of February 28, 2021. The Convertible Notes provided a conversion option whereby upon the closing of a financing event, in which the aggregate gross proceeds of the issuance of preferred stock totaled at least $20.0 million, the notes would automatically convert into shares of the same class and series of capital stock of the Company issued to other investors in the financing at a conversion price equal to 80% of the price per share paid by the other investors. The conversion option met the definition of an embedded derivative and was required to be bifurcated and accounted for separately from the notes. The proceeds from the Convertible Notes were allocated between the derivative liability, with a fair value at issuance of $2.4 million, and the notes, with an initial carrying value of $7.1 million, included in long-term liabilities on the Company’s consolidated balance sheets. The difference between the initial carrying value of the notes and the stated value of the notes represented a discount and that was accreted to interest expense over the term of the Convertible Notes using the effective interest method.

In April 2020, the Convertible Notes, including outstanding principal and accrued interest totaling $9.5 million, were automatically converted into 10,351,063 shares of Series C1 Preferred Stock. Upon conversion, the remaining unamortized discount was recognized as loss on extinguishment of debt in the consolidated statement of operations.

Interest expense on the Convertible Notes totaled $0.4 million for the year ended December 31, 2020, which includes amortization of the debt discount of $0.3 million.

10. Redeemable convertible preferred stock

The Company has issued Series A1 redeemable convertible preferred stock (the “Series A1 Preferred Stock”), Series B1 redeemable convertible preferred stock (the “Series B1 Preferred Stock”), Series C1 redeemable convertible preferred stock (the “Series C1 Preferred Stock”), and Series C2 redeemable convertible preferred stock (the “Series C2 Preferred Stock”), Series D1 redeemable convertible preferred stock (the “Series D1 Preferred Stock”) and Series D2 redeemable convertible preferred stock (the “Series D2 Preferred Stock”). The Series A1 Preferred Stock, Series B1 Preferred Stock, Series C1 Preferred Stock, Series C2 Preferred Stock, Series D1 Preferred Stock, and Series D2 Preferred Stock are collectively referred to as the “Preferred Stock”.

In April 2020, the Company sold and issued 23,611,208 shares of Series C1 Preferred Stock and 20,301,829 shares of Series C2 Preferred Stock to new and existing investors at a price of $1.15 per share for gross proceeds of $27.2 million and $23.3 million, respectively. Additionally, the Company’s Convertible Notes, including outstanding principal and accrued interest totaling $9.5 million (see Note 9), were automatically converted into 10,351,063 shares of Series C1 Preferred Stock. The Company incurred issuance costs in connection with this transaction of $0.6 million and recorded them as a reduction to the carrying value of the Series C1 Preferred Stock and Series C2 Preferred Stock.

In March 2021, the Company sold and issued 22,086,725 shares of Series D1 Preferred Stock and 413,268 shares of Series D2 Preferred Stock to new and existing investors at a price of $3.60 per share for gross proceeds of $79.5 million and $1.5 million, respectively. The Company incurred issuance costs in connection with this transaction of $1.3 million and recorded them as a reduction to the carrying value of the Series D1 Preferred Stock and Series D2 Preferred Stock.

In June 2021, the Series C1 and D1 investors exchanged a total of 11,437,301 shares and 2,364,509 shares of Series C1 and D1 Preferred Stock to an equal number of shares of Series C2 and D2 Preferred Stock, respectively.

In July 2021, the IPO resulted in the automatic conversion Series A1, Series B1, Series C1 and Series D1 preferred stock to 24,200,920 shares of Class A common stock and Series C2 and Series D2 converted into 6,903,379 shares of Class B common stock. On July 19, 2021, the Company restated its certificate of incorporation and authorized 10,000,000 shares of $0.01 par value Preferred Stock. As of December 31, 2021, there was no Preferred Stock outstanding.

As of December 31, 2020, the Preferred Stock consisted of the following (in thousands, except for share data):

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

Prior to the conversion of the Preferred Stock upon closing of the IPO, the holders of the Preferred Stock had the following rights and preferences:

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

Conversion

Each share Preferred Stock, except for the Series C2 Preferred Stock and Series D2 Preferred Stock, is convertible into shares of Class A common stock at the option of the holder at any time after the date of issuance and without the payment of additional consideration by the holder. Each share of the Series C1/D1 Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance, into an equal number of shares of Class B common stock; provided, that, after conversion, each initial holder of Series C2/D2 Preferred Stock would represent less than ten percent of the combined voting power of the Company’s outstanding voting securities. Each share of the Preferred Stock will be mandatorily converted upon the closing of a firm commitment underwritten public offering of the Company’s common stock with gross proceeds to the Company of at least $30.0 million and at a price per share of not less than $3.00.

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

Through the conversion of the Preferred Stock upon closing of the IPO, no dividends have been declared on any series or class of stock.

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

11. Preferred stock warrants

In connection with the 2020 Term Loan, the Company issued 1,195,652 warrants to purchase shares of Series C1 Preferred Stock at an exercise price of $1.15 per share. The Company’s warrants were immediately exercisable and expire 10 years after issuance. The fair value of the warrants on the issuance date was $0.7 million. Prior to the IPO, the Company also had outstanding warrants to purchase shares of Preferred Stock issued in connection with previous financing agreements.

In connection with the IPO, all outstanding preferred stock warrants were automatically converted to Class A common stock warrants. The Company determined the event resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into stockholders’ equity (deficit).

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

Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2021 and December 31, 2020, no cash dividends had been declared or paid.

As of December 31, 2021 and 2020, the Company’s amended certificate of incorporation authorized the issuance of 210,000,000 shares and 35,000,000 shares, respectively, of $0.01 par value Class A common stock.

As of December 31, 2021, the Company had reserved 20,028,342 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 13), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 13), shares of common stock for the exercise of outstanding common stock warrants and the conversion of Class B common stock.

As of December 31, 2020, the Company had reserved 32,574,029 shares of common stock for the conversion of the outstanding Preferred Stock, exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2010 Stock Incentive Plan (see Note 13) and the exercise of outstanding warrants to purchase shares of preferred stock (see Note 11) and Class A common stock.

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

As of December 31, 2021 and 2020, warrants to purchase the Class A common stock outstanding consisted of the following (in thousands, except for share and per share data)

	December 31, 2021
			Shares of
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
			55,835

13. Stock-based compensation

2010 stock option and grant plan

The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.

In March 2021, the Board of Directors approved an increase to the 2010 Plan shares by 382,889 shares. Following the effectiveness of the IPO, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that are forfeited or cancelled will be available for grant under the 2021 Incentive Award Plan.

2021 Incentive Award Plan

In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of December 31, 2021, there are 3,774,298 shares available for issuance under the 2021 Plan.

The 2021 Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee or management if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of grant and the term of the stock option may not be greater than ten years. Stock options granted to employees, officers, and consultants typically vest over a four-year period, and stock options granted to members of the Board of directors typically vest over a three-year period.

During the years ended December 31, 2021 and 2020, the Company granted to employees, officers and directors options to purchase 2,011,479 shares and 1,347,000 shares, respectively, of common stock. The Company recorded stock-based compensation expense for options granted to employees, officers, and directors of $1.8 million and $0.5 million during the years ended December 31, 2021 and 2020.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option- pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.02%	0.36%
Expected term (in years)	6.0	6.0
Expected volatility	44.4%	42.4%
Expected dividend yield	0%	0%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2020 (in thousands, except for share and per share data):

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	shares	exercise price	contractual term	intrinsic value
			(in years)
Outstanding as of December 31, 2020	3,604,584	$0.91	8.12	$4,272
Granted	2,011,479	11.38
Exercised	(226,045)	1.80
Expired	(36,195)	1.48
Forfeited	(530,723)	2.75
Outstanding as of December 31, 2021	4,823,100	$5.06	7.62	$31,041
Options vested and expected to vest as of December 31, 2021	4,823,100	$5.06	7.62	$31,041
Options exercisable as of December 31, 2021	2,210,701	$1.39	5.89	$20,705

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $1.6 million and zero, respectively.

The weighted average grant-date fair value per share of stock options granted during the year ended December 31, 2021 and 2020 was $4.89 and $0.55, respectively.

Restricted Stock

In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of the employee’s resignation or termination for cause or good reason the Company shall have the right to repurchase unvested restricted common stock shares. At December 31, 2021 and December 31, 2020, the Company has $0.5 million and zero in unvested restricted common stock liability included in other long-term liabilities, respectively.

The following table summarizes the Company’s restricted stock activity since December 31, 2020 (in thousands except for share and per share data):

Weighted
	Number of	average
	shares	fair value
(in years)
Unvested as of December 31, 2020	-
Granted	248,903	$2.10
Vested	-
Forfeited	-
Unvested as of December 31, 2021	248,903	$2.10

Stock-based compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$329	$47
General and administrative	1,025	378
Sales and marketing	346	58
Research and development	143	50
Total stock-based compensation expense	$1,843	$533

As of December 31, 2021, total unrecognized compensation expense related to unvested stock options held by employees and directors was $8.5 million, which is expected to be recognized over weighted average period of 1.4 years.

2021 Employee Stock Purchase Plan

In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in connection with the IPO of Class A common stock. The aggregate number of shares of Class A common stock available for issuance under the 2021 ESPP is equal to (i) 400,000 shares and (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 1% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 6,300,000 shares of Class A common stock may be issued under the 2021 ESPP. As of December 30, 2021, no offering periods have been initiated.

14. Income taxes

The components of the Company’s loss before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(73,643)	$(37,049)
Foreign	210	105
Loss before income tax provision	$(73,433)	$(36,944)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current income tax provision:
Federal	$—	$—
State	—	54
Foreign	91	80
Total current income tax provision	91	134
Deferred income tax benefit:
Federal	17,099	(7,455)
State	2,923	(282)
Foreign	—	—
Total deferred income tax benefit	20,022	(7,737)
Change in deferred tax asset valuation allowance	(20,022)	7,737
Total provision for income taxes	$91	$134

During the years ended December 31, 2021 and 2020, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The income tax provision was generated primarily from operations in Germany and Switzerland. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(3.1)	0.5
Federal and state research and development tax credits	0.5	0.9
Unrecognized tax benefits reserve and interest change	(0.1)	(0.2)
Change in valuation allowance	26.4	(20.8)
Permanent differences	(0.5)	(0.3)
Loss on extinguishment of debt	—	(1.2)
Section 382/383 limitation	(38.7)	—
Unrealized loss on value of warrants	(5.6)	(0.1)
Other	—	(0.2)
Effective income tax rate	(0.1)%	(0.4)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net loss carryforwards	$33,663	$52,624
Research and development tax credit carryforwards	3,605	5,425
Research and development capitalized costs	4,041	3,636
Inventory	196	148
Accrued expenses	1,076	644
Other	139	88
Total deferred tax assets	42,720	62,565
Deferred tax liabilities:
Depreciation	(229)	(52)
Total deferred tax liabilities	(229)	(52)
Net deferred tax assets	42,491	62,513
Valuation allowance	(42,491)	(62,513)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $137.5 million and $62.7 million, respectively, which may be available to offset future taxable income and begin to expire at various dates beginning in 2027 and 2032, respectively. Additionally, the Company had federal NOLs of $124.7 million generated since 2018 that will never expire. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize an NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. The Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020 removes the 80% taxable income limitation for federal NOL deductions in taxable years before January 1, 2021.

As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $1.1 million and $2.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively.

Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and

corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company is in the process of performing a Section 382 study to assess whether a change of control has occurred or whether there have been multiple changes of control. These ownership changes are expected to materially limit the net operating loss carryforwards and research and development tax credits available to offset future tax liabilities. Approximately $121.5 million of federal net operating loss carryforwards, $58.4 million of state net operating loss carryforwards, and $2.4 million of federal research and development tax credits are expected to expire unutilized from these ownership changes. These estimated expirations and unutilized net operating loss carryforwards and research and development tax credits have been reflected in the amounts of net operating loss carryforwards, research and development tax credits, and deferred tax assets disclosed above. The Company expects to finalize the Section 382 studies during 2022.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The Company reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets relates primarily to the decrease in NOL carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Valuation allowance as of beginning of year	$62,513	$54,776
Increases recorded to income tax provision	13,067	8,802
Decreases recorded as a benefit to income tax provision	(33,089)	(1,065)
Valuation allowance as of end of year	$42,491	$62,513

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,	December 31,
	2021	2020
Unrecognized tax benefits as of beginning of year	$569	$532
Additions for tax positions of prior years	54	37
Reductions for tax positions of prior years	—	—
Unrecognized tax benefits as of end of year	$623	$569

The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. Federal, state, and foreign income tax expense. For the each of years ended December 31, 2021, and 2020, the Company recognized less than $0.1 million in interest and penalties. The Company had approximately $0.1 million of interest and penalties accrued as of both December 31, 2021 and 2020.

The Company files U.S. income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.

The Company has a branch in Germany that is under examination in its local country for the years ended December 31, 2016 through the year ended December 31, 2018. Any adjustments that may result from the examinations are not expected to have a material impact on the financial position, liquidity, or results of operations of the Company.

15. Net loss per share

Net loss per share attributable to the common stockholders

As of December 31, 2021, the Company has Class A common stock and Class B common stock outstanding. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.

The Company reported net loss attributable to common stockholders for the year ended December 31, 2021 and 2020, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders was calculated as follow (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(73,524)	$(37,078)
Accretion of redeemable convertible preferred stock to redemption value	(1,761)	(3,745)
Cumulative redeemable convertible preferred stock dividends	(2,747)	(4,398)
Net loss attributable to common stockholders—basic and diluted	$(78,032)	$(45,221)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	16,568,267	358,582
Weighted average Class B common shares outstanding—basic and diluted	3,215,272	—
Total shares for EPS—basic and diluted	19,783,539	358,582
Net loss per share attributable to Class A common stockholders—basic and diluted	$(3.94)	$(126.11)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(3.94)	$—

The Company’s potentially dilutive securities, which include stock options, redeemable convertible preferred stock (prior to IPO), common stock warrants and preferred stock warrants (prior to IPO), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	4,823,100	3,604,581
Warrants to purchase common stock	294,964	55,835
Redeemable convertible preferred stock (as converted to common stock)	—	26,604,306
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,243,827
	5,118,064	31,508,549

16. Commitments and contingencies

Lease agreements

In October 2013, the Company entered into an operating lease for office and manufacturing space in in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance, which was fully utilized in prior periods.

In June 2021, the Company entered into a Sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The Sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. The Company also has the right to use furniture and equipment specified in the Sublease agreement for $0.6 million in future payments over the term of the sublease with the option to purchase the furniture and equipment at the end of the sublease term. Additionally, the Sublease requires the Company to return part of the leased space back to its original condition upon termination. As a result, the Company recognized an asset retirement obligation in the amount of $0.2 million which is classified in other long-term liabilities within the consolidated balance sheet. Concurrent with entering into the Sublease agreement, the Company executed an Option Agreement with the property owner which provides the Company the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.

The Company recognizes rent expense on a straight-line basis over the respective lease period. The Company has recorded deferred rent for rent expense incurred but not yet paid. Rent expense was $0.7 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease commitments under operating leases as of December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	$1,139
2023	1,169
2024	1,199
2025	1,229
2026	1,044
Thereafter	1,953
Total	$7,733

Exit fee

In December 2016, in connection with the amendment of a then-outstanding loan agreement with the lender, the Company entered into an agreement under which it was obligated to pay the lender an exit fee in the amount of $0.8 million in the event of a qualifying exit event prior to December 31, 2026. A qualifying event was defined as any (i) liquidation, dissolution or winding up whether voluntary or involuntary; (ii) consolidation, merger or reverse merger; (iii) sale, lease, transfer, exclusive license, exchange, dividend or other disposition of all or substantially all of the Company’s assets; (iv) issuance and/or sale of the Company’s stock that is greater than 50% of the shares of common stock immediately following such issuance; (v) any other form of acquisition or business combination that results in a change of control at the Company; or (vi) the consummation of any public offering of shares of common stock. There were no amounts accrued for the exit fee as of December 31, 2020, as the occurrence of a qualifying exit event was not deemed probable. The Company paid the exit fee following the IPO, which was considered a qualifying event. The exit fee expense is included in other income (expense) on the condensed consolidated statements of operations for the year ended December 31, 2021.

Supply agreement

In March 2020, the Company entered into an agreement with a supplier to provide raw materials used in the manufacturing process of the Growth Direct. As of December 31, 2021, the Company had committed to minimum payments under these arrangements totaling $0.9 million through December 31, 2022. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had $0.1 million accrued for the supply agreement as of December 31, 2021 and 2020.

Software subscription

During the year-ended December 31, 2020, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. The Company committed to minimum payments under these arrangements totaling $1.1 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had $0.1 million and zero accrued for the software subscription as of December 31, 2021 and December 31, 2020, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to such legal proceedings as they are incurred.

17. Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.3 million and $0.2 million to the plan during the years ended December 31, 2021 and 2020, respectively.

18. Subsequent Events

In March 2022, the Company amended the lease for its office and manufacturing space in Lowell, Massachusetts (the “Amendment”). The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029.  The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance.  Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million.