Form 10-Q
period 2022-03-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2022-05-10
CIK 1380106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, there were 36,389,073 of the registrant’s Class A common stock, par value $0.01, outstanding.

As of April 30, 2022, there were 5,553,379 of the registrant’s Class B common stock, par value $0.01, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

●	our business strategy for our Growth Direct platform and systems;
●	our future results of operations and financial position, including our expectations regarding revenue, operating expenses and ability to generate cash flow;
●	our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our research and development activities and the expansion of our sales, marketing, manufacturing and distribution capabilities;
●	our ability to maintain and expand our customer base for our Growth Direct platform and systems;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our research and development activities and prospective new features, products and product approvals;
●	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs, including prospective products;
●	our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
●	our expectations regarding the potential impact of the ongoing COVID-19 pandemic on our business, operations and the markets in which we and our customers operate;
●	our expectations regarding the potential impact of inflation and deflation and corresponding fluctuations in interest rates on our business and operating costs;
●	our ability to adequately protect our intellectual property; and
●	our ability to hire and retain necessary qualified employees to grow our business and expand our operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

TRADEMARKS

Solely for convenience, our trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$62,501	$178,387
Short-term investments	99,732	15,110
Accounts receivable	3,835	5,005
Inventory	17,711	15,671
Prepaid expenses and other current assets	3,118	3,951
Total current assets	186,897	218,124
Property and equipment, net	12,388	11,304
Right-of-use assets, net	7,081	—
Long-term investments	21,944	9,966
Other long-term assets	1,458	1,491
Restricted cash	284	284
Total assets	$230,052	$241,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,550	$3,944
Accrued expenses and other current liabilities	6,735	10,917
Deferred revenue	3,952	3,305
Lease liabilities, short-term	635	—
Total current liabilities	14,872	18,166
Deferred rent, long term	—	813
Lease liabilities, long-term	7,375	—
Other long-term liabilities	735	1,210
Total liabilities	22,982	20,189
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at March 31, 2022 and December 31, 2021; 36,389,073 shares and 34,564,040 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	365	346
Class B common stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 5,553,379 shares and 6,903,379 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	55	69
Preferred stock, $0.01 par value: 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	537,296	535,693
Accumulated deficit	(330,042)	(315,112)
Accumulated other comprehensive income (loss)	(604)	(16)
Total stockholders’ equity	207,070	220,980
Total liabilities and stockholders’ equity	$230,052	$241,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$2,563	$3,718
Service revenue	1,597	1,067
Non-commercial revenue	—	210
Total revenue	4,160	4,995
Costs and operating expenses:
Cost of product revenue	4,358	5,510
Cost of service revenue	1,726	1,137
Cost of non-commercial revenue	—	414
Research and development	3,525	2,147
Sales and marketing	3,456	2,275
General and administrative	6,094	3,203
Total costs and operating expenses	19,159	14,686
Loss from operations	(14,999)	(9,691)
Other income (expense):
Interest expense	(11)	(932)
Change in fair value of preferred stock warrant liability	—	(11,448)
Other income (expense), net	103	(11)
Total other income (expense), net	92	(12,391)
Loss before income taxes	(14,907)	(22,082)
Income tax expense	23	19
Net loss	(14,930)	(22,101)
Accretion of redeemable convertible preferred stock to redemption value	—	(787)
Cumulative redeemable convertible preferred stock dividends	—	(1,411)
Net loss attributable to common stockholders — basic and diluted	$(14,930)	$(24,299)
Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.35)	$(37.89)
Weighted average common shares outstanding — basic and diluted	42,197,887	641,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of comprehensive loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(14,930)	$(22,101)
Other comprehensive income:
Unrealized loss on short-term investments, net of tax	(588)	—
Comprehensive loss	$(15,518)	$(22,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands, except share amounts)

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balances at December 31, 2021	—	$—	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980
Conversion of Class B common stock to Class A common stock	—	—	1,350,000	14	(1,350,000)	(14)	—	—	—	—
Restricted stock award liability accretion	—	—	—	—	—	—	154	—	—	154
Issuance of Class A common stock upon exercise of common stock options	—	—	475,033	5	—	—	466	—	—	471
Stock-based compensation expense	—	—	—	—	—	—	983	—	—	983
Net loss	—	—	—	—	—	—	—	(14,930)	—	(14,930)
Other comprehensive income	—	—	—	—	—	—	—	—	(588)	(588)
Balances at March 31, 2022	—	$—	36,389,073	$365	5,553,379	$55	$537,296	$(330,042)	$(604)	$207,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of stockholders’ deficit

(Unaudited), continued

(In thousands, except share amounts)

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	—	$114,575	$(241,588)	$1	$(127,006)
Issuance of Series D1 redeemable convertible preferred stock, net of issuance costs of $1,174	22,086,725	78,338	—	—	—	—	—	—	—	—
Issuance of Series D2 redeemable convertible preferred stock, net of issuance costs of $18	413,268	1,470	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	787	—	—	—	—	(787)	—	—	(787)
Cumulative redeemable convertible preferred stock dividends	—	1,411	—	—	—	—	(1,411)	—	—	(1,411)
Issuance of Class A common stock upon exercise of common stock options	—	—	67,418	1	—	—	66	—	—	67
Issuance of restricted Class A common stock awards	—	—	248,903	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Net loss	—	—	—	—	—	—	—	(22,101)	—	(22,101)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2021	155,521,633	$233,832	929,171	$9	—	$—	$112,632	$(263,689)	$1	$(151,047)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,930)	$(22,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	560	344
Stock-based compensation expense	983	191
Change in fair value of preferred stock warrant liability	—	11,448
Noncash lease expense	261	—
Noncash interest expense	—	139
Accretion on investments	6	—
Other, net	8	(3)
Changes in operating assets and liabilities
Accounts receivable	1,169	1,264
Inventory	(2,041)	(812)
Prepaid expenses and other current assets	839	324
Other long-term assets	(51)	13
Accounts payable	(372)	(1,974)
Accrued expenses and other current liabilities	(3,880)	(781)
Deferred revenue	647	717
Deferred rent, long term	—	(31)
Net cash used in operating activities	(16,801)	(11,262)

Cash flows from investing activities:
Purchases of property and equipment	(2,353)	(251)
Purchases of investments	(97,195)	—
Maturity of investments	—	10,000
Net cash (used) provided by investing activities	(99,548)	9,749
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,808
Proceeds from issuance of Class A common stock upon stock option exercise	471	67
Proceeds from issuance of restricted Class A stock award	—	523
Payments on finance lease obligations	(8)	—
Payments of deferred offering costs	—	(329)
Net cash provided by financing activities	463	80,069
Net (decrease) increase in cash, cash equivalents and restricted cash	(115,886)	78,556
Cash, cash equivalents and restricted cash at beginning of period	178,671	30,179
Cash, cash equivalents and restricted cash at end of period	$62,785	$108,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of cash flows, continued

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$11	$339

Supplemental disclosure of non-cash investing activities
Establishment of right of use operating assets	$6,932	$—
Purchases of property and equipment in accounts payable	$1,503	$—

Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$366	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$978
Accretion of redeemable convertible preferred stock to redemption value	$—	$787
Cumulative redeemable convertible preferred stock dividends	$—	$1,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Notes to condensed consolidated financial statements

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

Future impacts to the Company’s business as a result of COVID-19, and its variants, could include disruptions to the Company’s manufacturing operations and supply chain caused by facility closures, reductions in operating hours, staggered shifts and other social distancing efforts; labor shortages; decreased productivity and unavailability of materials or components; limitations on its employees’ and customers’ ability to travel, and delays in shipments to and from affected countries and within the United States. While the Company maintains an inventory of finished products and raw materials used in its products, the effects of the ongoing COVID-19 pandemic could still lead to shortages in the raw materials necessary to manufacture its products.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and

2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Initial public offering

On July 19, 2021, the Company closed an initial public offering (“IPO”) of its Class A common stock, which resulted in the sale of 7,920,000 shares of its Class A common stock at the initial public offering price of $20.00 per share, before underwriting discounts. The offering resulted in gross proceeds of $158.4 million and net proceeds to the Company of $143.8 million from the IPO after deducting underwriting discounts, commissions and offering expenses payable by the Company.

On August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less underwriting discounts and commissions. The overallotment option exercise resulted in net proceeds of $20.2 million.

Liquidity

The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company expects that its existing cash and cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these unaudited interim condensed consolidated financial statements were issued.

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

Other than policies noted below, there have been no significant changes to the significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2021 filed with the 2021 Form 10-K.

Risk of concentrations of credit, significant customers and significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash and cash equivalents and investments with financial institutions that management believes to be of high credit quality. The Company has not experienced any other-than-temporary losses with respect to its cash equivalents and investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
	2022	2021
Customer A	15.6%	*
Customer B	12.9%	*
Customer C	10.1%	*
Customer D	*	18.7%
Customer E	*	17.5%
Customer F	*	16.1%
	38.6%	52.3%
*	– less than 10%

The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	March 31,	December 31,
	2022	2021
Customer A	13.3%	19.5%
Customer B	13.5%	*
Customer C	14.4%	*
Customer G	*	12.6%
Customer H	*	10.6%
Customer I	*	10.0%
	41.2%	52.7%
*	– less than 10%

The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There are no significant concentrations around a single third-party supplier or manufacturer for the three months ended March 31, 2022 or 2021.

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

As of March 31, 2022 and December 31, 2021, the Company had no debt issuance costs on its condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recorded zero and $0.1 million, respectively, of interest expense related to amortization of debt issuance costs in the condensed consolidated statements of operations.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At March 31, 2022 and December 31, 2021, the Company held cash of $0.2 million and $0.3 million, respectively, in banks located outside of the United States.

Restricted cash

As of March 31, 2022 and December 31, 2021, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with an operating lease which has a remaining term of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.

Software Development Costs

The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.3 million of software development costs, net of amortization, capitalized in other long-term assets at March 31, 2022. The capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. There was $0.1 million and zero of amortization expense recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

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

The Company’s cash equivalents, short-term and long-term investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Product warranties

The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The warranty accrual is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	March 31,	December 31,
	2022	2021
Balance, beginning of period	$598	$637
Warranty provisions	10	—
Warranty repairs	(13)	(39)
Balance, end of period	$595	$598

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

Contract balances from contracts with customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million and $0.3 million in contract assets as of March 31, 2022 and December 31, 2021, respectively, included in prepaid expenses and other current assets. These balances relate to the BARDA (as defined below) agreements, as well as unbilled amounts with commercial customers.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of March 31, 2022 or December 31, 2021. Deferred revenue was $4.0 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in deferred revenue at the prior period-end was $1.1 million and $1.2 million, respectively.

Non-commercial revenue

The Company has historically generated revenue from a long-term contract with the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (“BARDA”) a part of the U.S. government. The Company’s contracts with the U.S. government typically are subject to the Federal Acquisition Regulation (“FAR”) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods or services provided under U.S. government contracts. In September 2017, the Company signed a contract with BARDA, which was subsequently modified on multiple occasions to increase the contract value and adjust the cost share reimbursement rate. Modifications were accounted for in accordance with the contract modification framework. The contract is a cost-reimbursable, cost- sharing arrangement, whereby BARDA reimburses the Company for a percentage of the total costs that have been incurred including indirect allowable costs. Revenue on the BARDA contract is recognized over time using an input method based on cost incurred to date in relation to total estimated cost. Due to the structure of the arrangement, the transaction price is variable in nature based on actual cost incurred. As such the amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. All funding under this contract was fully earned by the fourth quarter of 2021.

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

	Three Months Ended March 31,
	2022	2021
Product and service revenue — recurring	$2,658	$1,606
Product and service revenue — non-recurring	1,502	3,179
Non-commercial revenue — non-recurring	—	210
Total revenue	$4,160	$4,995

The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$2,042	$2,329
Germany	424	325
Switzerland	879	1,041
All other countries	815	1,300
Total revenue	$4,160	$4,995

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three months ended March 31, 2022 and 2021.

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

The Company measures all restricted common stock and restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock is the common stock value on the date of grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of a specific event, the Company shall have the right to repurchase unvested restricted common stock shares. At March 31, 2022 and December 31, 2021, the Company had $0.4 million and $0.5 million, respectively, in unvested restricted Class A common stock liability included in other long-term liabilities.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2022 and 2021, there were $0.6 million and zero, respectively, of unrealized losses on short-term and long-term investments, net of tax.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases, with the exception of short-term leases if a policy election is made, on their balance sheets as a right-of-use (ROU) asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term, measured on a discounted basis, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires entities to disclose key quantitative and qualitative information about its leasing arrangements.

The Company leases office and manufacturing space under operating lease agreements. The Company leases furniture under a financing agreement. The Company adopted Topic 842 on January 1, 2022 using the optional transition method to the modified retrospective approach. Under this transition provision, results for reporting periods beginning on January 1, 2022 are presented under Topic 842 while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases (“ASC 840”).

The Company elected the “package of practical expedients” permitted under the transition guidance, which among other things, does not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allows carryforward of the historical lease classification for existing leases. The Company did not elect the “hindsight” practical expedient, and therefore measured the ROU assets and lease liabilities using the remaining portion of the lease term at adoption on January 1, 2022.

The Company made an accounting policy election not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2022 for existing leases upon the adoption of ASC 842). Lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes to an index and any other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

The Company has made an accounting policy election to account for lease and non-lease components in its contracts as single lease components for all asset classes. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred.

The Company uses its incremental borrowing rate which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. Judgment is applied in assessing factors such as Company specific credit risk, lease term, nature, and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.

Upon adoption, the Company recorded operating lease ROU assets and lease liabilities of $6.0 million and $7.0 million, respectively, the difference relating to deferred rent. The Company recorded financing lease ROU assets and lease liabilities of approximately $0.4 million. The adoption of the new lease standard did not materially impact our condensed consolidated statements of operations, comprehensive loss or cash flows for the quarter ended March 31, 2022.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance effective January 1, 2022, and the adoption had no material impact on its condensed consolidated financial statements and related disclosures.

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

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$57,185	$—	$—	$57,185
Short-term investments	99,732	—	—	99,732
Long-term investments	21,944	—	—	21,944
	$178,861	$—	$—	$178,861

	Fair value measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$173,755	$—	$—	$173,755
Short-term investments	15,110	—	—	15,110
Long-term investments	9,966	—	—	9,966
	$198,831	$—	$—	$198,831

During the three months ended March 31, 2022 and 2021, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of short-term and long-term investments

Short-term and long-term investments, which consisted of U.S. Treasury bonds and notes were valued by the Company using quoted prices in active markets for similar securities, which represents a Level 1 measurement within the fair value hierarchy.

4. Investments

Short-term and long-term investments by investment type consisted of the following (in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Short-term investments
U.S. Government Treasury Bills	$54,942	$—	$(95)	$54,847
U.S. Government Treasury Notes	45,137	—	(252)	44,885
	$100,079	$—	$(347)	$99,732
Long-term Investments
U.S. Government Treasury Notes - Maturity One - Five Years	22,201	—	(257)	21,944
	$22,201	$—	$(257)	$21,944

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Short-term investments	cost	gains	losses	value
U.S. Government Treasury Bills	$4,983	$—	$(2)	$4,981
U.S. Government Treasury Notes	10,142	—	(13)	10,129
	$15,125	$—	$(15)	$15,110
Long-term Investments
U.S. Government Treasury Notes - Maturity One - Five Years	$9,966	$—	$—	$9,966
	$9,966	$—	$—	$9,966

5. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$10,914	$10,135
Work in process	873	1,235
Finished goods	5,924	4,301
Total	$17,711	$15,671

Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.6 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$893	$1,622
Contract asset	88	396
Deposits	1,242	1,262
Lease receivables, current portion	154	231
Other	741	440
	$3,118	$3,951

7. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$13,526	$13,277
Computer hardware and software	1,937	1,742
Office furniture and fixtures	554	745
Leasehold improvements	7,883	3,012
Construction-in-process	708	4,313
	24,608	23,089
Less: Accumulated depreciation	(12,220)	(11,785)
	$12,388	$11,304

Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation and benefits expense	$2,571	$3,569
Accrued vendor expenses	2,657	5,500
Accrued warranty expense	595	598
Deferred rent, current portion	—	131
Accrued taxes	826	781
Other	86	338
	$6,735	$10,917

9. Long-term debt

There was no long-term debt outstanding as of March 31, 2022 or December 31, 2021.

Term loan agreements

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

The Company incurred debt issuance costs of $1.5 million in connection with the 2020 Term Loan including $0.9 million of professional fees and $0.6 million for the fair value of the warrants issued with the debt. Interest expense on the 2020 Term Loan totaled zero and $0.9 million for three months ended March 31, 2022 and 2021, respectively, which includes amortization of the debt discount of zero and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

In September 2021, the Company repaid the 2020 Term Loan and incurred a debt extinguishment loss of $3.1 million, which was comprised of a $1.8 million prepayment penalty, $1.1 million expense related to unamortized discounts, and $0.2 million in unamortized prepaid facility fees and other charges.

10. Redeemable convertible preferred stock

The Company has historically issued Series A1 redeemable convertible preferred stock (the “Series A1 Preferred Stock”), Series B1 redeemable convertible preferred stock (the “Series B1 Preferred Stock”), Series C1 redeemable convertible preferred stock (the “Series C1 Preferred Stock”), Series C2 redeemable convertible preferred stock (the “Series C2 Preferred Stock”), Series D1 redeemable convertible preferred stock (the “Series D1 Preferred

Stock”) and Series D2 redeemable convertible preferred stock (the “Series D2 Preferred Stock”). The Series A1 Preferred Stock, Series B1 Preferred Stock, Series C1 Preferred Stock, Series C2 Preferred Stock, Series D1 Preferred Stock, and Series D2 Preferred Stock are collectively referred to as the “Preferred Stock”.

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

On July 14, 2021, the IPO resulted in the automatic conversion of all Series A1, Series B1, Series C1 and Series D1 preferred stock into 24,200,920 shares of Class A common stock and of all Series C2 and Series D2 preferred stock into 6,903,379 shares of Class B common stock. On July 19, 2021, the Company restated its certificate of incorporation and authorized 10,000,000 shares of $0.01 par value Preferred Stock.

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

The warrant liability was related to the warrants to purchase shares of the Company’s Series A1, B1, and C1 redeemable convertible preferred stock (see Note 10). The fair value of the warrant liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant liability. Key estimates and assumptions impacting the fair value measurement include (i) the fair value per share of the underlying shares of applicable series of redeemable convertible preferred stock issuable upon exercise of the Warrants, (ii) the remaining contractual term of the Warrants, (iii) the risk-free interest rate, (iv) the expected dividend yield and (v) expected volatility of the price of the underlying applicable series of redeemable convertible preferred stock. The Company estimated the fair value per share of the underlying applicable series of redeemable convertible preferred stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the Warrant. The Company estimated a zero expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. As the Company has historically been a private company and lacks company-specific historical and implied volatility information of its stock, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the Warrant.

The table below quantifies the weighted average of the unobservable inputs used to fair value the preferred stock warrant liability as of March 31, 2021, prior to their conversion into common stock warrants:

Three Months Ended March 31,
2021
Fair value of Series A1 preferred stock	$2.51
Fair value of Series B1 preferred stock	$2.88
Fair value of Series C1 preferred stock	$2.95
Remaining contractual term (in years)	7.0
Risk-free interest rate	1.3%
Expected dividend yield	—%
Expected volatility	41.6%

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrant liability, prior to their conversion into common stock warrants, for which fair values are determined using Level 3 inputs (in thousands):

Three Months Ended March 31,
2021
Balance, beginning of period	$4,117
Change in fair value	11,448
Balance, end of period	$15,565

There were no outstanding preferred stock warrants as of March 31, 2022 or December 31, 2021.

12. Common stock and common stock warrants

As of March 31, 2022 and December 31, 2021, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares of $0.01 par value Class A common stock.

On June 25, 2021, the Company filed an amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (Class B common stock). Rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. On July 19, 2021, the Company filed an amended and restated certificate of incorporation which authorized Class A common stock and Class B common stock to 210,000,000 shares and 10,000,000 shares, respectively. As of March 31, 2022, there were 36,389,073 shares of Class A common stock issued and outstanding, and 5,553,379 shares of Class B common stock issued and outstanding.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of March 31, 2022, no cash dividends had been declared or paid.

As of March 31, 2022, the Company had reserved 19,748,403 shares of common stock for the exercise of outstanding stock options, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 13), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 13), shares of common stock for the exercise of outstanding common stock warrants and the conversion of Class B common stock.

In prior years the Company issued warrants to purchase common stock in conjunction with previous financing arrangements. In connection with the IPO, all outstanding preferred stock warrants were automatically converted to Class A common stock warrants. The contractual terms of the converted Class A common stock warrants remained consistent with the original terms of the preferred stock warrants. The Company determined the event resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into equity.

As of March 31, 2022, outstanding warrants to purchase common stock consisted of the following:

	March 31, 2022
			Shares of
			common stock
		Balance sheet	issuable upon	Weighted average
Issuance date	Contractual term	classification	exercise of warrant	exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021	10	Equity	975,109	$1.46
			1,022,303

As of December 31, 2021, outstanding warrants to purchase common stock outstanding consisted of the following:

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

2021 Incentive Award Plan

In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of March 31, 2022, there are 3,690,777 shares available for issuance under the 2021 Plan.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.89%	0.9%
Expected term (in years)	6.0	6.0
Expected volatility	43.0%	44.9%
Expected dividend yield	0%	0%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	shares	exercise price	contractual term	intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,823,100	$5.06	7.62	$31,041
Granted	1,374,826	7.81
Exercised	(475,033)	0.99
Expired	(2,913)	10.70
Forfeited	(80,297)	11.16
Outstanding as of March 31, 2022	5,639,683	$5.96	8.39	$15,883
Options vested and expected to vest as of March 31, 2022	5,639,683	$5.96	8.39	$15,883
Options exercisable as of March 31, 2022	2,101,878	$2.02	6.80	$11,051

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.

The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $2.8 million and $0.1 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $3.41 and $3.40, respectively.

Restricted stock

In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of the employee’s resignation or termination for cause or good reason the Company shall have the right to repurchase unvested restricted common stock shares. At March 31, 2022 and December 31, 2021, the Company had $0.4 million and $0.5 million in unvested restricted common stock liability included in other long-term liabilities, respectively.

The following table summarizes the Company’s restricted stock activity December 31, 2021:

		Weighted
	Number of	average
	shares	fair value

Unvested as of December 31, 2021	248,903	$2.10
Granted	-	-
Vested	(67,411)	$2.10
Forfeited	-	-
Unvested as of March 31, 2022	181,492	$2.10

Restricted stock units

Restricted stock unit grants to employees have a three-year vesting term. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The following table summarizes restricted stock units granted to Company employees during the three months ended March 31, 2022:

		Weighted
	Number of	average
	shares	fair value

Unvested as of December 31, 2021	-	$-
Granted	569,763	7.73
Vested	-	-
Forfeited	(2,050)	7.58
Unvested as of March 31, 2022	567,713	$7.73

The weighted average grant-date fair value per share of restricted stock units granted during the three months ended March 31, 2022 was $7.73. There were no restricted stock units granted during the three months ended March 31, 2021.

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

Under the 2021 ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering period will be for 6 months as determined by the Company's board of directors. In no event may an employee purchase more than 100,000 shares per offering period based on the closing price on the first trading date of an offering period or the last trading date of an offering period, or more than $25,000 worth of stock during any calendar year. The purchase price for shares to be purchased under the 2021 ESPP is 85% of the lesser of the market price of the Company's common stock on the first trading date of an offering period or on any purchase date during an offering period (March 14 or September 14).

During the three months ended March 31, 2022 and 2021, there were no shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million and zero expense related to the 2021 ESPP for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, 745,640 shares were available under the 2021 ESPP for future issuance.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the three months ended March 31, 2022 (there were no offering periods for the three months ended March 31, 2021):

Three Months Ended March 31,
2022
Risk-free interest rate	0.86%
Expected term (in years)	0.5
Expected volatility	43.1%
Expected dividend yield	0%

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$99	$29
General and administrative	674	128
Sales and marketing	132	21
Research and development	78	13
Total stock-based compensation expense	$983	$191

As of March 31, 2022, total unrecognized compensation expense related to unvested stock options held by employees and directors was $12.0 million, which is expected to be recognized over a weighted average period of 3.1 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $4.2 million, which is expected to be recognized over a weighted average period of 2.9 years.

14. Income taxes

During the three months ended March 31, 2022 and 2021, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2022 and December 31, 2021 the Company has recorded a full valuation allowance against its net deferred tax assets.

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

15. Net loss per share

As of March 31, 2022, the Company has Class A common stock and Class B common stock. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.

The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(14,930)	$(22,101)
Accretion of redeemable convertible preferred stock to redemption value	—	(787)
Cumulative redeemable convertible preferred stock dividends	—	(1,411)
Net loss attributable to common stockholders—basic and diluted	$(14,930)	$(24,299)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	35,941,754	641,371
Weighted average Class B common shares outstanding—basic and diluted	6,256,133	—
Total shares for EPS—basic and diluted	42,197,887	641,371
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.35)	$(37.89)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.35)	$—

The Company’s potentially dilutive securities, which include stock options, restricted stock, redeemable convertible preferred stock, common stock warrants and preferred stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Options to purchase common stock	5,639,683	4,246,685
Unvested restricted common stock	749,205	248,903
Warrants to purchase common stock	286,324	55,835
Options to purchase common stock under ESPP	3,830	—
Redeemable convertible preferred stock (as converted to common stock)	—	31,104,299
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,243,827
	6,679,042	36,899,549

16. Leases

The Company adopted Topic 842 on January 1, 2022 using the optional transition method to the modified retrospective approach. The impact of the adoption of Topic 842 to the Company's applicable balance sheet items as of January 1, 2022 is presented in the table below (in thousands). The standard did not have a material impact to the Company's unaudited condensed consolidated statements of operations, comprehensive loss, or cash flows.

	As Reported	Adjustments	Adjusted
	December 31, 2021	ASC 842 Adoption	January 1, 2022
Assets
Right-of-use assets, net, operating	$—	$6,039	$6,039
Right-of-use assets, net, financing	—	366	366
Property and equipment, net	11,304	(351)	10,953
Total assets	$11,304	$6,054	$17,358

Liabilities and Stockholders' Equity
Current liabilities:
Lease liabilities, short-term, operating	$—	$1,023	$1,023
Lease liabilities, short-term, financing	—	33	33
Accrued expenses	10,917	(160)	10,757
Total current liabilities	$18,166	$896	$19,062
Lease liabilities, long-term, operating	—	5,960	5,960
Lease liabilities, long-term, financing	—	341	341
Deferred rent, long-term	813	(813)	—
Other long-term liabilities	1,210	(330)	880
Total liabilities	$20,189	$6,054	$26,243
Total stockholders' equity	$220,980	$—	$220,980
Total liabilities and stockholders' equity	$241,169	$6,054	$247,223

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset. See Note 2 for more information on the Company’s accounting policies for leases.

The Company leases office and manufacturing space under operating lease agreements that have initial terms ranging from approximately 8 to 10 years. The Company leases furniture under a financing lease agreement that has an initial term of approximately 8 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise the option. Options to terminate a lease are excluded from the lease term when it is reasonably certain that the Company will not exercise the option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended
March 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$283
Operating cash outflows - payments on financing leases	$11
Financing cash outflows - payments on financing leases	$8
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,932
Financing leases	$366

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

March 31, 2022

Operating Leases:
Operating lease assets	$6,728

Accrued expenses and other current liabilities	$601
Operating lease liabilities	7,043
Total operating lease liabilities	$7,644

Financing Leases:
Office furniture and fixtures	$386
Accumulated depreciation	(32)
Net property, plant and equipment	$354

Current portion of long-term debt	$34
Long-term debt	332
Total financing lease liabilities	$366

Weighted-average remaining lease term - operating leases:	7.28
Weighted-average remaining lease term - financing leases:	7.25
Weighted-average discount rate - operating leases:	3.6%
Weighted-average discount rate - financing leases:	12.0%

The Components of lease expense were as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$265
Financing lease cost - amortization of right-of-use asset	12
Financing lease cost - interest on lease liability	11
Short-term lease cost	16
Variable lease cost	166
Total lease cost	$470

Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for the three months ended March 31, 2022.

Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total capital lease asset depreciation and interest expense was less than $0.1 million for the three months ended March 31, 2022.

In March 2022, the Company amended the lease for its office and manufacturing space in Lowell, Massachusetts (the “Amendment”). The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029.  The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance.  Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million. Included in the $4.6 million are leases with commencement dates expected later in 2022 and therefore are not recorded on the consolidated balance sheets as of March 31, 2022. The future minimum lease payments related to these leases are approximately $1.0 million. The Amendment qualified as a lease modification and resulted in an additional right of use asset and lease liability in the amount of $1.2 million and 1.3 million, respectively.

Maturities of the Company’s operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Operating Leases
2022 (excluding the three months ended March 31)	$856
2023	1,169
2024	1,199
2025	1,229
2026	1,259
Thereafter	3,323
Total lease payments	$9,034
Less imputed interest	(1,113)
Total present value of lease liabilities	$7,921

Maturities of the Company’s financing lease liability as of March 31, 2022 were as follows (in thousands):

Financing Leases
2022 (excluding the three months ended March 31)	$56
2023	75
2024	75
2025	75
2026	75
Thereafter	188
Total lease payments	$544
Less imputed interest	(177)
Total present value of lease liabilities	$366

Maturities of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ended
December 31, 2021
2022	$1,139
2023	1,169
2024	1,199
2025	1,229
2026	1,044
Thereafter	1,953
Total minimum lease commitments	$7,733

17. Commitments and contingencies

Supply agreement

In March 2020, the Company entered into an agreement with a supplier to provide raw materials used in the manufacturing process. As of March 31, 2022, the Company had committed to minimum payments under these arrangements totaling $0.8 million through December 31, 2022, which includes an additional commitment related to a conversion option exercised by the Company in March 2022. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had zero and $0.1 million accrued for the supply agreement as of March 31, 2022 and December 31, 2021, respectively.

Software subscription

During the year ended December 31, 2021, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of March 31, 2022, the Company had committed to minimum payments under these arrangements totaling $0.9 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had zero and $0.1 million accrued for the software subscription as of March 31, 2022 and December 31, 2021, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 and December 31, 2021.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to legal proceedings.

18. Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.3 million and $0.1 million to the plan during the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 24, 2022 (the “2021 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The overallotment option exercise resulted in net proceeds of approximately $20.2 million. Immediately prior to the completion of the IPO, all of the outstanding shares of our Series A1, Series B1, Series C1 and Series D1 preferred stock converted into 24,200,920 shares of Class A common stock and all of the outstanding shares of our Series C2 and Series D2 converted into 6,903,379 shares of Class B common stock. As of March 31, 2022, no shares of our preferred stock remained outstanding.

Since our inception, we have incurred net losses in each year. We generated revenue of $4.2 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively, and incurred net losses of $14.9 million and $22.1 million for those same periods, respectively. As of March 31, 2022, we had an accumulated deficit of $330.0 million. We expect to continue to incur net losses for the foreseeable future in connection with our ongoing activities, including:

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

We believe that our cash and cash equivalents as of March 31, 2022 enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

COVID-19 update

In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, customers, and partners, while maintaining our ability to supply and service our customers. We continue to monitor the implications of the ongoing COVID-19 pandemic on our business, as well as our customers’ and suppliers’ businesses. Some of the measures we have taken follow:

●	During this pandemic, we moved quickly to implement several business continuity initiatives aimed at maintaining uninterrupted manufacturing and supply capabilities while keeping our workforce safe, including instituting a COVID-19 task force, forming multiple manufacturing teams with staggered shifts, increasing inventory safety stock levels, and establishing appropriate protective equipment and distancing policies for essential on-site personnel.
●	We have been designated an essential business that can continue operations during the COVID-19 pandemic. In early March 2020, we promptly instituted protocols to have many personnel work remotely. At the same time, because of our continued designation as an essential business, many employees continue to work on-site at our facility in Lowell, Massachusetts to undertake manufacturing activities that support essential operations to provide mission-critical MQC testing products to global pharmaceutical customers manufacturing life-saving drugs. We restricted business travel in certain geographies. To date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
●	Our production, shipping and customer service functions remain operational to maintain a continuous supply of products to our customers. We are communicating regularly with our suppliers and logistics partners so that our supply chain remains intact and we have not experienced any material supply issues to date. Our customer service teams around the world are operating remotely and remain available to assist our customers and partners as needed.
●	As a result of travel restrictions and shelter-in-place orders, we experienced an impact on our ability to sell, ship, install and validate systems, as well as train customers in certain geographies, which negatively impacted our product and service revenues during 2022 and 2021. Despite these restrictions, we were able to implement several measures including remote and customer-assisted support activities to support the continued growth of our business. However, the rapid onset of the Omicron variant limited the effectiveness of these measures, which contributed to our weaker than expected system placements during the three months ended March 31, 2022.
●	We continue to actively review and manage costs to navigate the current environment.

While the disruption due to COVID-19, and its variants, is currently expected to be temporary, there is considerable uncertainty around its duration. We expect these disruptions to continue to impact our operating results. However, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Effects of Inflation and Interest Rates

The current inflationary environment and rising interest rates could have a negative impact on our results of operations, cash flows and overall financial condition. We may experience inflationary pressures on significant cost categories including labor, materials and freight. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. In addition, inflation and increased interest rates may decrease demand for our Growth Direct systems, as our customers may face economic uncertainty as a result. A decrease in demand for our products or increases in our costs, as well as any steps we may take to mitigate changes, could impact our overall growth. However, the related financial impact cannot be reasonably estimated at this time.

Factors affecting our performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” to this Quarterly Report on Form 10-Q and other factors as set forth in Part I, Item 1A of the 2021 Form 10-K.

New customer adoption of the Growth Direct platform

Our financial performance has largely been driven by, and a key factor to our future success will be, our ability to increase the global adoption of our Growth Direct platform in our key markets. We plan to drive global customer adoption through both direct and indirect sales and marketing organizations in North America, Europe, Asia and Australia.

We are investing substantially in these organizations and expect to continue to do so in the future. As part of this effort, we increased our direct sales and marketing team by 9% during the three months ended March 31, 2022.

Expansion within our existing customer base

There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by existing customers purchasing more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of March 31, 2022, a majority of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform.

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

Revenue mix

Our revenue is derived from sales of our Growth Direct systems, our LIMS connection software, proprietary consumables, services and our cost-reimbursement contract with BARDA. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a small (but different) group of customers each year, it is subject to variability from quarter to quarter. While we expect Growth Direct systems revenue to be the largest contributor to our revenue over the near- to mid-term, as our base of validated Growth Direct systems continues to grow, we expect our recurring revenue (consumables and service contracts) to grow at a faster rate than our non-recurring revenues (Growth Direct systems, validation and other services), which we expect to drive variability and longer-term trends in our revenue mix.

Our non-commercial revenue was historically generated from a long-term contract with BARDA. All funding under our contract with BARDA was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

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

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Systems placed:
Systems placed in period	2	8	(6)	(75.0)%
Cumulative systems placed	118	95	23	24.2%
Systems validated:
Systems validated in period	9	1	8	800.0%
Cumulative systems validated	93	52	41	78.8%
Product and service revenue — total	$4,160	$4,785	$(625)	(13.1)%
Product and service revenue — recurring	$2,658	$1,606	$1,052	65.5%

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

The number of validated Growth Direct systems and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing, whether customers have previously validated Growth Direct systems within their site or network, access to customer sites (including as a result of COVID-19 related restrictions), customer site readiness and the time to install and validate each individual system. As a result, we expect to experience continued fluctuations in our period-to-period number of Growth Direct systems validated due to the aforementioned factors.

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

During the three months ended March 31, 2022 and 2021, travel restrictions related to COVID-19, and its variants, negatively impacted our ability to ship, install and validate systems, as well as train customers in certain geographies. This negatively impacted our product and service revenue in those periods. While we expect these disruptions to continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Recurring revenue

We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 63.9% and 32.2% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and validated in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate that will ultimately result in our recurring revenue constituting the majority of our revenue over the longer term.

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

	Three Months Ended	Percentage	Three Months Ended	Percentage
	March 31,	of total	March 31,	of total
	2022	revenue	2021	revenue
	(in thousands)		(in thousands)
Product revenue	$2,563	61.6%	$3,718	74.4%
Service revenue	1,597	38.4%	1,067	21.4%
Non-commercial revenue	—	-%	210	4.2%
Total revenue	$4,160	100.0%	$4,995	100.0%

Product revenue

We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of March 31, 2022, we had placed 118 Growth Direct systems to over thirty customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and approximately 30% of globally approved cell and gene therapies.

Growth Direct systems

Growth Direct system revenue is a non-recurring product revenue stream that we recognize as revenue upon transfer of control of the system to the customer. The Growth Direct system is fully functional for use by the customer upon delivery, and, as such, transfer of control occurs at shipment or delivery depending on contractual terms.

We expect our Growth Direct system revenue to continue to grow over time as we increase system placements in our existing customers and markets and expand into new customers and markets.

Consumables

Our consumable revenue is a recurring product revenue stream composed of two proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring, or EM, consumable, and a Water/Bioburden consumable, or W/BB consumable. Both proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.

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

Non-commercial revenue

We have generated non-commercial revenue from long-term contracts with governmental agencies and third parties. To date, our non-commercial revenue has been derived from contracts with BARDA. All funding under these contracts were fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

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

Cost of non-commercial revenue primarily consisted of salaries and other personnel costs including stock-based compensation expense, consulting expense, materials, travel and other costs related to the revenue recognized as non-commercial revenue during the period. Our contract with BARDA was subject to the Federal Acquisition Regulation, or FAR and is priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods or services provided under U.S. government contracts. All obligations under the BARDA contract were performed by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any costs of non-commercial revenue in the year ending December 31, 2022.

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

General and administrative

General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our finance, legal, human resources and general management employees, as well as professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future periods as the number of administrative personnel grows to support increasing business size and complexity. We have also incurred incremental accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with operating as a public company.

Other income (expense)

Interest expense

Interest expense is comprised of interest cost associated with outstanding borrowings under our loan and security agreements, amortization of deferred financing costs and debt discounts associated with such arrangements.

Change in fair value of preferred stock warrant liability

In connection with the May 2020 term loan facility, we entered into with a lender, or the 2020 Term Loan, we issued 1,195,652 warrants to purchase shares of Series C1 Preferred Stock at an exercise price of $1.15 per share. These warrants were immediately exercisable and expire 10 years after the issuance date. We also have other outstanding warrants to purchase preferred stock issued in connection with previous financing arrangements.

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

Income tax expense

We generated significant taxable losses during the three months ended March 31, 2022 and 2021 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,	Change
	2022	2021	Amount	%

	(in thousands)
Revenue:
Product revenue	$2,563	$3,718	$(1,155)	(31.1)%
Service revenue	1,597	1,067	530	49.7%
Non-commercial revenue	—	210	(210)	(100.0)%
Total revenue	4,160	4,995	(835)	(16.7)%
Costs and operating expenses:
Cost of product revenue	4,358	5,510	(1,152)	(20.9)%
Cost of service revenue	1,726	1,137	589	51.8%
Cost of non-commercial revenue	—	414	(414)	(100.0)%
Research and development	3,525	2,147	1,378	64.2%
Sales and marketing	3,456	2,275	1,181	51.9%
General and administrative	6,094	3,203	2,891	90.3%
Total costs and operating expenses	19,159	14,686	4,473	30.5%
Loss from operations	(14,999)	(9,691)	(5,308)	54.8%
Other income (expense):
Interest expense	(11)	(932)	921	(98.8)%
Change in fair value of preferred stock warrant liability	—	(11,448)	11,448	(100.0)%
Other income (expense), net	103	(11)	114	(1,036.4)%
Total other income (expense), net	92	(12,391)	12,483	(100.7)%
Loss before income taxes	(14,907)	(22,082)	7,175	(32.5)%
Income tax expense	23	19	4	21.1%
Net loss	$(14,930)	$(22,101)	$7,171	(32.4)%

Revenue

Product revenue decreased by $1.2 million, or 31.1%. The decrease in product revenue is a result of fewer Growth Direct system placements. The number of system placements and rate of growth varies from period-to-period due to factors including, but not limited to, the volume and timing of system orders. In the three months ended March 31, 2022, volume and timing of system orders were impacted by the readiness of and access to customer sites related to COVID-19 restrictions. Higher shipments of consumables and improved consumables average selling price had favorable impacts of $0.8 million and $0.3 million, respectively, on our revenue growth.

Service revenue increased by $0.5 million, or 49.7%. The increase in service revenue was primarily due to a $0.3 million increase in validation revenue due to the increase in Growth Direct systems placed, as well as a $0.2 million increase in service contract revenue, driven by an increase in cumulative number of Growth Direct systems installed and on service contracts.

During the quarters ended March 31, 2022 and 2021, restrictions on travel and access to customer sites related to COVID-19, and its variants, including the rapid onset of the Omicron variant in the second half of the fourth quarter of 2021 negatively impacted our ability to sell, ship, install and validate systems, as well as train customers in certain geographies. This negatively impacted our product and service revenue in the periods. While we expect these disruptions to continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Non-commercial revenue was zero and $0.2 million, for the three months ended March 31, 2022 and 2021, respectively. All funding under the BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

Costs and operating expenses

Costs of revenue

Cost of product revenue decreased by $1.2 million, or 20.9%. The reduction in cost of product revenue was driven by a net $0.7 million cost reduction due to fewer systems placed in the period, partially offset by an increase in consumables costs due to higher unit volume sold. Material cost savings resulted in an additional $0.5 million in cost reductions.

Cost of service revenue increased by $0.6 million, or 51.8%. This increase was driven by an increase of $0.5 million due to higher headcount-related costs associated with additional validation and field service employees hired in 2021 and an increase in travel-related costs correlating with an increase in field service and validation activity to support our growing base of Growth Direct systems in the field. A $0.1 million increase in other costs also contributed to the increase.

Cost of non-commercial revenue was zero for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. All funding under the BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any corresponding costs in the year ending December 31, 2022.

Research and development

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$3,525	$2,147	$1,378	64.2%
Percentage of total revenue	84.7%	43.0%

Research and development expenses increased by $1.4 million, or 64.2%. This increase was primarily due to an increase of $1.4 million in employee-related costs due primarily to higher headcount partially offset by a reduction in consulting expenses of $0.3 million, an increase in IT and facility-related costs of $0.2 million, and an increase in other general research and development costs of $0.1 million.

Sales and marketing

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$3,456	$2,275	$1,181	51.9%
Percentage of total revenue	83.1%	45.5%

Sales and marketing expenses increased by $1.2 million, or 51.9%. This increase was due to employee-related costs of $1.4 million primarily due to the expansion of our sales and marketing organizations to support increased commercial activity and an increase of $0.2 million in IT and facility-related costs. These increases were partially offset by a $0.4 million decrease in consulting and marketing activity-related expenses, primarily due to increased spend during the first quarter of 2021 to support market research completed in preparation for our IPO.

General and administrative

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$6,094	$3,203	$2,891	90.3%
Percentage of total revenue	146.5%	64.1%

General and administrative expenses increased by $2.9 million, or 90.3%. This increase was primarily driven by costs required to operate as a public company. This included a $1.7 million increase in employee-related costs related to higher headcount and a $0.8 million increase related to public company business insurance and compensation of the non-employee members of our board of directors. The remaining $0.4 million of the increase related to other general and administrative expenses.

Other income (expense)

Interest expense

Interest expense for the three months ended March 31, 2022 and 2021 was less than $0.1 million and $0.9 million, respectively. The decrease of $0.9 million, or 98.8%, was primarily due to the repayment of our 2020 Term Loan in September 2021.

Change in fair value of preferred stock warrant liability

The change in fair value of preferred stock warrant liability was zero for the three months ended March 31, 2022, compared to a loss of $11.4 million for the three months ended March 31, 2021. The loss in the prior year was due to an increase in the fair value of the underlying preferred stock in that period.

Other income (expense)

Other expense remained relatively consistent at $0.1 million and less than $0.1 for the three months ended March 31, 2022 and 2021, respectively.

Income tax expense

Income tax expense was less than $0.1 million for the three months ended March 31, 2022 and March 31, 2021. The expense was recorded for our German subsidiary.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowing under loan agreements, revenue from sales of our products, services and contracts and proceeds from our IPO. As of March 31, 2022, we had cash, cash equivalents and short and long-term investments of $184.2 million. We believe that our cash, cash equivalents and short- and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, were issued.

Contractual obligations and commitments

In March 2022, we amended the lease for our office and manufacturing space in Lowell, Massachusetts, or the Amendment. The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029.  The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance.  Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(16,801)	$(11,262)
Net cash (used) provided by investing activities	(99,548)	9,749
Net cash provided by financing activities	463	80,069
Net (decrease) increase in cash and cash equivalents and restricted cash	$(115,886)	$78,556

Operating activities

During the three months ended March 31, 2022, operating activities used $16.8 million in cash, primarily resulting from our net loss of $14.9 million, net cash used by changes in our operating assets and liabilities of $3.7 million, which were partially offset by non-cash charges of $1.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of increases in inventory of $2.0 million driven by an increase in finished goods and raw material inventory, a decrease in prepaid and other assets of $0.8 million driven by amortization, as well as a decrease in accounts payable of $0.4 million and an increase in deferred revenue of $0.6 million. The cash used by operating assets and liabilities was partially offset by a reduction in accrued expenses and other liabilities of $3.9 million.

During the three months ended March 31, 2021, operating activities used $11.3 million in cash, primarily resulting from our net loss of $22.1 million, net cash used by changes in our operating assets and liabilities of $1.3 million, which were partially offset by non-cash charges of $12.1 million, which include the non-cash change in fair value of preferred stock warrant liability of $11.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of increases in inventory of $0.8 million to support increased production volume, and decreases of $2.0 million in accounts payable and $0.8 million in accrued expenses and other current liabilities. The cash used by operating assets and liability is partially offset by a decrease in accounts receivable of $1.3 million, an increase in deferred revenue of $0.7 million, and a decrease in prepaid and other current assets of $0.3 million.

Investing activities

During the three months ended March 31, 2022, net cash used in investing activities was $99.5 million, due to purchases of investments of $97.2 million and purchases of property and equipment of $2.3 million.

During the three months ended March 31, 2021, net cash provided by investing activities was $9.7 million, consisting of maturities of investments of $10.0 million, partially offset by purchases of property and equipment of $0.3 million.

Financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, primarily from Class A common stock issued upon stock option exercises.

During the three months ended March 31, 2021, net cash provided by financing activities was $80.1 million, consisting primarily of net proceeds of $79.8 million from the issuance of Series D1 and D2 redeemable convertible preferred stock and $0.6 million in proceeds from restricted common stock purchased by an employee and stock option exercises, partially offset by $0.3 million cash paid for offering costs.

Seasonality

Our revenues vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that could impact our ability to deliver products and provide onsite services to our customers during those periods. We expect this volatility to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. In addition, trends may vary in the future as our revenue mix shifts from non-recurring to recurring revenues.

Critical accounting estimates

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

Our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K, other than as disclosed in Note 2.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and inflationary pressure. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors discussed under the heading “Risk Factors” and elsewhere in our 2021 Form 10-K and they continue to apply to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Use of Proceeds

On July 14, 2021, the Registration Statement on Form S-1 (File No. 333-257431) relating to our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 10, 2022

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)