Form 10-Q
period 2022-06-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2022-08-12
CIK 1380106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 36,389,073 of the registrant’s Class A common stock, par value $0.01, outstanding.

As of August 8, 2022, there were 5,553,379 of the registrant’s Class B common stock, par value $0.01, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

●	our business strategy for our Growth Direct platform and systems;
●	our future results of operations and financial position, including our expectations regarding revenue, operating expenses and ability to generate cash flow;
●	our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our research and development activities and the expansion of our sales, marketing, manufacturing and distribution capabilities;
●	our ability to maintain and expand our customer base for our Growth Direct platform and systems;
●	our exploration of strategic alternatives for the Company;
●	the effectiveness of enhancements of our sales processes;
●	the anticipated impact of our restructuring on the Company;
●	anticipated trends and growth rates in our business and in the markets in which we operate;
●	our research and development activities and prospective new features, products and product approvals;
●	our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs, including prospective products;
●	our expectations regarding the potential impact of the ongoing COVID-19 pandemic on our business, operations and the markets in which we and our customers operate;
●	our expectations regarding the potential impact of inflation and deflation and corresponding fluctuations in interest rates on our business and operating costs;
●	our ability to adequately protect our intellectual property; and
●	our ability to hire and retain necessary qualified employees to grow our business and expand our operations.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$49,720	$178,387
Short-term investments	94,371	15,110
Accounts receivable	4,100	5,005
Inventory	21,293	15,671
Prepaid expenses and other current assets	1,999	3,951
Total current assets	171,483	218,124
Property and equipment, net	12,649	11,304
Right-of-use assets, net	7,530	—
Long-term investments	22,816	9,966
Other long-term assets	1,381	1,491
Restricted cash	284	284
Total assets	$216,143	$241,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,822	$3,944
Accrued expenses and other current liabilities	5,281	10,917
Deferred revenue	3,918	3,305
Lease liabilities, short-term	729	—
Total current liabilities	12,750	18,166
Deferred rent, long term	—	813
Lease liabilities, long-term	7,728	—
Other long-term liabilities	698	1,210
Total liabilities	21,176	20,189
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at June 30, 2022 and December 31, 2021; 36,389,073 shares and 34,564,040 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	365	346
Class B common stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 5,553,379 shares and 6,903,379 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	55	69
Preferred stock, $0.01 par value: 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	538,598	535,693
Accumulated deficit	(343,132)	(315,112)
Accumulated other comprehensive loss	(919)	(16)
Total stockholders’ equity	194,967	220,980
Total liabilities and stockholders’ equity	$216,143	$241,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$2,440	$4,088	$5,003	$7,806
Service revenue	1,420	1,606	3,017	2,673
Non-commercial revenue	—	436	—	646
Total revenue	3,860	6,130	8,020	11,125
Costs and operating expenses:
Cost of product revenue	3,235	6,092	7,593	11,602
Cost of service revenue	1,846	1,344	3,572	2,481
Cost of non-commercial revenue	—	472	—	886
Research and development	2,965	2,337	6,490	4,485
Sales and marketing	3,484	3,122	6,940	5,397
General and administrative	6,404	3,625	12,498	6,827
Total costs and operating expenses	17,934	16,992	37,093	31,678
Loss from operations	(14,074)	(10,862)	(29,073)	(20,553)
Other income (expense):
Interest expense	(10)	(924)	(21)	(1,856)
Change in fair value of preferred stock warrant liability	—	(35)	—	(11,483)
Other income (expense), net	381	8	484	(3)
Total other income (expense), net	371	(951)	463	(13,342)
Loss before income taxes	(13,703)	(11,813)	(28,610)	(33,895)
Income tax (benefit) expense	(613)	18	(590)	37
Net loss	(13,090)	(11,831)	(28,020)	(33,932)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,184)	—	(1,971)
Cumulative redeemable convertible preferred stock dividends	—	(885)	—	(2,296)
Net loss attributable to common stockholders — basic and diluted	$(13,090)	$(13,900)	$(28,020)	$(38,199)
Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.31)	$(20.01)	$(0.66)	$(57.17)
Weighted average common shares outstanding — basic and diluted	42,494,055	694,698	42,346,607	668,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of comprehensive loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13,090)	$(11,831)	$(28,020)	$(33,932)
Other comprehensive income:
Unrealized loss on short-term investments, net of tax	(315)	(1)	(903)	(1)
Comprehensive loss	$(13,405)	$(11,832)	$(28,923)	$(33,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands, except share amounts)

									Accumulated
			Class A		Class B		Additional		other
	Preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Balances at December 31, 2021	—	$—	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980
Conversion of Class B common stock to Class A common stock	—	—	1,350,000	14	(1,350,000)	(14)	—	—	—	—
Restricted stock award liability accretion	—	—	—	—	—	—	154	—	—	154
Issuance of Class A common stock upon exercise of common stock options	—	—	475,033	5	—	—	466	—	—	471
Stock-based compensation expense	—	—	—	—	—	—	983	—	—	983
Net loss	—	—	—	—	—	—	—	(14,930)	—	(14,930)
Other comprehensive loss	—	—	—	—	—	—	—	—	(588)	(588)
Balances at March 31, 2022	—	$—	36,389,073	$365	5,553,379	$55	$537,296	$(330,042)	$(604)	$207,070
Restricted stock award liability accretion	—	—	—	—	—	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	—	—	1,258	—	—	1,258
Net loss	—	—	—	—	—	—	—	(13,090)	—	(13,090)
Other comprehensive loss	—	—	—	—	—	—	—	—	(315)	(315)
Balances at June 30, 2022	—	$—	36,389,073	$365	5,553,379	$55	$538,598	$(343,132)	$(919)	$194,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of stockholders’ deficit

(Unaudited), continued

(In thousands, except share amounts)

									Accumulated
	Redeemable convertible		Class A		Class B		Additional		other
	preferred stock		Common stock		Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Total
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	—	$114,575	$(241,588)	$1	$(127,006)
Issuance of Series D1 redeemable convertible preferred stock, net of issuance costs of $1,278	22,086,725	78,338	—	—	—	—	—	—	—	—
Issuance of Series D2 redeemable convertible preferred stock, net of issuance costs of $19	413,268	1,470	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	787	—	—	—	—	(787)	—	—	(787)
Cumulative redeemable convertible preferred stock dividends	—	1,411	—	—	—	—	(1,411)	—	—	(1,411)
Issuance of Class A common stock upon exercise of common stock options	—	—	67,418	1	—	—	66	—	—	67
Issuance of restricted Class A common stock awards	—	—	248,903	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Net loss	—	—	—	—	—	—	—	(22,101)	—	(22,101)
Balances at March 31, 2021	155,521,633	$233,832	929,171	$9	—	—	$112,632	$(263,689)	$1	$(151,047)
Series D1 issuance costs	—	(64)	—	—	—	—	—	—	—	—
Series D2 issuance costs	—	(1)	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,184	—	—	—	—	(1,184)	—	—	(1,184)
Cumulative redeemable convertible preferred stock dividends	—	885	—	—	—	—	(885)	—	—	(885)
Issuance of Class A common stock upon exercise of common stock options	—	—	37,146	1	—	—	31	—	—	32
Stock-based compensation expense	—	—	—	—	—	—	390	—	—	390
Net loss	—	—	—	—	—	—	—	(11,831)	—	(11,831)
Other comprehensive income	—	—	—	—	—	—	—	—	(1)	(1)
Balances at June 30, 2021	155,521,633	$235,836	966,317	$10	—	$—	$110,984	$(275,520)	$—	$(164,526)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,020)	$(33,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,243	696
Stock-based compensation expense	2,241	581
Change in fair value of preferred stock warrant liability	—	11,483
Provision recorded for inventory	49	38
Noncash lease expense	549	—
Noncash interest expense	—	295
Loss (gain) on disposal of property and equipment	19	(18)
Accretion on investments	(22)	(4)
Other	(125)	—
Changes in operating assets and liabilities
Accounts receivable	905	1,931
Inventory	(5,671)	(2,984)
Prepaid expenses and other current assets	1,952	(43)
Other long-term assets	84	(172)
Accounts payable	(1,122)	(1,894)
Accrued expenses and other current liabilities	(4,482)	1,373
Deferred revenue	613	(56)
Deferred rent, long term	—	(62)
Net cash used in operating activities	(31,787)	(22,768)

Cash flows from investing activities:
Purchases of property and equipment	(4,342)	(792)
Proceeds from sale of property and equipment	—	20
Purchases of investments	(117,993)	—
Maturity of investments	25,000	15,000
Net cash (used) provided by investing activities	(97,335)	14,228
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,743
Proceeds from issuance of Class A common stock upon stock option exercise	471	287
Proceeds from issuance of restricted Class A stock award	—	523
Payments on finance lease obligations	(16)	—
Payments of deferred offering costs	—	(1,861)
Net cash provided by financing activities	455	78,692
Net (decrease) increase in cash, cash equivalents and restricted cash	(128,667)	70,152
Cash, cash equivalents and restricted cash at beginning of period	178,671	30,179
Cash, cash equivalents and restricted cash at end of period	$50,004	$100,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.

Condensed consolidated statements of cash flows, continued

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$21	$1,098

Supplemental disclosure of non-cash investing activities
Establishment of right of use operating assets	$7,605	$—
Purchases of property and equipment in accounts payable	$380	$110

Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$366	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$780
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,971
Cumulative redeemable convertible preferred stock dividends	$—	$2,296

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended

June 30, 2022 and 2021 are also unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Other than policies noted below, there have been no significant changes to the significant accounting policies during the three and six months ended June 30, 2022, as compared to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2021 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	28.3%	*	21.7%	*
Customer B	15.0%	*	*	*
Customer C	14.0%	*	*	*
Customer D	*	*	*	13.7%
Customer E	*	15.9%	*	*
	57.3%	15.9%	21.7%	13.7%
*	– less than 10%

The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	June 30,	December 31,
	2022	2021
Customer A	20.4%	19.5%
Customer B	15.9%	12.6%
Customer C	14.1%	*
Customer F	12.7%	*
Customer G	*	10.6%
Customer H	*	10.0%
	63.1%	52.7%
*	– less than 10%

The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There are no significant concentrations around a single third-party supplier or manufacturer for the three and six months ended June 30, 2022 or 2021.

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

As of June 30, 2022 and December 31, 2021, the Company had no debt issuance costs on its condensed consolidated balance sheets. During the three months ended June 30, 2022 and 2021, the Company recorded zero and $0.1 million, respectively, and during the six months ended June 30, 2022 and 2021, the Company recorded zero and $0.2 million, respectively, of interest expense related to amortization of debt issuance costs in the condensed consolidated statements of operations.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At June 30, 2022 and December 31, 2021, the Company held cash of $0.3 million in banks located outside of the United States.

Restricted cash

As of June 30, 2022 and December 31, 2021, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with an operating lease which has a remaining term of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.

Software Development Costs

The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.2 million of software development costs, net of amortization, capitalized in other long-term assets at June 30, 2022. The capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended June 30, 2022 and 2021, there was $0.1 million and zero, respectively, and for the six months ended June 30, 2022 and 2021, there was $0.2 million and zero, respectively, of amortization expense recorded in the condensed consolidated statements of operations.

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

Product warranties

The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The warranty accrual is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$595	$618	$598	$637
Warranty provisions	341	—	351	—
Warranty repairs	—	(6)	(13)	(25)
Balance, end of period	$936	$612	$936	$612

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

Contract balances from contracts with customers

Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million and $0.3 million in contract assets as of June 30, 2022 and December 31, 2021, respectively, included in prepaid expenses and other current assets. These balances relate to unbilled amounts with commercial customers, as well as amounts due under the BARDA (as defined below) agreements.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of June 30, 2022 or December 31, 2021. Deferred revenue was $3.9 million and $3.3 million at June 30, 2022 and

December 31, 2021, respectively. Revenue recognized during the three months ended June 30, 2022 and 2021 that was included in deferred revenue at the prior period-end was $0.8 million and $1.6 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in deferred revenue at the prior period-end was $1.9 million and $2.8 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product and service revenue — recurring	$2,500	$1,904	$5,158	$3,368
Product and service revenue — non-recurring	1,360	3,790	2,862	7,111
Non-commercial revenue — non-recurring	—	436	—	646
Total revenue	$3,860	$6,130	$8,020	$11,125

The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$2,319	$3,446	$4,361	$5,773
Germany	401	636	825	965
Switzerland	609	1,048	1,488	2,090
All other countries	531	1,000	1,346	2,297
Total revenue	$3,860	$6,130	$8,020	$11,125

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three and six months ended June 30, 2022 and 2021.

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

The Company measures all restricted common stock and restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock is the common stock value on the date of grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of a specific event, the Company shall have the right to repurchase unvested restricted common stock shares. At June 30, 2022 and December 31, 2021, the Company had $0.3 million and $0.5 million, respectively, in unvested restricted Class A common stock liability included in other long-term liabilities.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended June 30, 2022 and 2021, there were $0.3 million and less than $0.1 million, respectively, and for the six months ended June 30, 2022 and 2021, there were $0.9 million and less than $0.1 million, respectively, of unrealized losses on short-term and long-term investments, net of tax.

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

Upon adoption, the Company recorded operating lease ROU assets and lease liabilities of $6.0 million and $7.0 million, respectively, the difference relating to deferred rent. The Company recorded financing lease ROU assets and lease liabilities of approximately $0.4 million. The adoption of the new lease standard on January 1, 2022 did not materially impact our condensed consolidated statements of operations, comprehensive loss or cash flows.

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

3. Fair value of financial assets and liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$45,132	$—	$—	$45,132
Short-term investments	94,371	—	—	94,371
Long-term investments	22,816	—	—	22,816
	$162,319	$—	$—	$162,319

	Fair value measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$173,755	$—	$—	$173,755
Short-term investments	15,110	—	—	15,110
Long-term investments	9,966	—	—	9,966
	$198,831	$—	$—	$198,831

During the three and six months ended June 30, 2022 and 2021, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of short-term and long-term investments

Short-term and long-term investments, which consisted of U.S. Treasury bonds and notes and certificates of deposit were valued by the Company using quoted prices in active markets for similar securities, which represents a Level 1 measurement within the fair value hierarchy.

4. Investments

Short-term and long-term investments by investment type consisted of the following (in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Short-term investments
U.S. Government Treasury Bills	$47,371	$—	$(137)	$47,234
U.S. Government Treasury Notes	47,595	—	(458)	47,137
	$94,966	$—	$(595)	$94,371
Long-term Investments
Certificates of Deposit	1,169	—	(5)	1,164
U.S. Government Treasury Notes - Maturity One - Two Years	21,971	16	(335)	21,652
	$23,140	$16	$(340)	$22,816

	December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
Short-term investments	cost	gains	losses	value
U.S. Government Treasury Bills	$4,983	$—	$(2)	$4,981
U.S. Government Treasury Notes	10,142	—	(13)	10,129
	$15,125	$—	$(15)	$15,110
Long-term Investments
U.S. Government Treasury Notes - Maturity One - Five Years	$9,966	$—	$—	$9,966
	$9,966	$—	$—	$9,966

5. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$12,559	$10,135
Work in process	722	1,235
Finished goods	8,012	4,301
Total	$21,293	$15,671

Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.6 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$131	$1,622
Contract asset	123	396
Deposits	1,009	1,262
Lease receivables, current portion	103	231
Other	633	440
	$1,999	$3,951

7. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$11,737	$13,277
Computer hardware and software	1,553	1,742
Office furniture and fixtures	580	745
Leasehold improvements	8,243	3,012
Construction-in-process	1,001	4,313
	23,114	23,089
Less: Accumulated depreciation	(10,465)	(11,785)
	$12,649	$11,304

Depreciation and amortization expense related to property and equipment was $0.6 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $1.1 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company had $2.3 million and less than $0.1 million fully depreciated assets disposed of during the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and less than $0.1 million fully depreciated assets disposed of during the six months ended June 30, 2022 and 2021, respectively.

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation and benefits expense	$2,321	$3,569
Accrued vendor expenses	1,588	5,500
Accrued warranty expense	935	598
Deferred rent, current portion	—	131
Accrued taxes	237	781
Other	200	338
	$5,281	$10,917

9. Long-term debt

There was no long-term debt outstanding as of June 30, 2022 or December 31, 2021.

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

The Company incurred debt issuance costs of $1.5 million in connection with the 2020 Term Loan including $0.9 million of professional fees and $0.6 million for the fair value of the warrants issued with the debt. Interest expense on the 2020 Term Loan totaled $0.9 million and $1.8 million for three and six months ended June 30, 2021, respectively, which included amortization of the debt discount of $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

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

The table below quantifies the weighted average of the unobservable inputs used to fair value the preferred stock warrant liability as of June 30, 2021, prior to their conversion into common stock warrants:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Fair value of Series A1 preferred stock	$2.51	$2.52
Fair value of Series B1 preferred stock	$2.88	$2.89
Fair value of Series C1 preferred stock	$2.95	$2.96
Remaining contractual term (in years)	6.7	6.8
Risk-free interest rate	1.1%	1.2%
Expected dividend yield	—%	—%
Expected volatility	42.2%	41.9%

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrant liability, prior to their conversion into common stock warrants, for which fair values are determined using Level 3 inputs (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Balance, beginning of period	$15,565	$4,117
Change in fair value	35	11,483
Balance, end of period	$15,600	$15,600

There were no outstanding preferred stock warrants as of June 30, 2022 or December 31, 2021.

12. Common stock and common stock warrants

As of June 30, 2022 and December 31, 2021, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares of $0.01 par value Class A common stock.

On June 25, 2021, the Company filed an amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (Class B common stock). Rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. On July 19, 2021, the Company filed an amended and restated certificate of incorporation which authorized Class A common stock and Class B common stock to 210,000,000 shares and 10,000,000 shares, respectively. As of June 30, 2022, there were 36,389,073 shares of Class A common stock issued and outstanding, and 5,553,379 shares of Class B common stock issued and outstanding.

Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of June 30, 2022, no cash dividends had been declared or paid.

As of June 30, 2022, the Company had reserved 20,268,510 shares of common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 13), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 13), shares of common stock for the exercise of outstanding common stock warrants and the conversion of Class B common stock.

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

As of June 30, 2022, outstanding warrants to purchase common stock consisted of the following:

	June 30, 2022
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

In March 2021, the Board of Directors approved an increase to the 2010 Plan shares by 382,889 shares. Following the effectiveness of the IPO, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that are forfeited or canceled will be available for grant under the 2021 Incentive Award Plan.

2021 Incentive Award Plan

In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of June 30, 2022, there are 3,593,599 shares available for issuance under the 2021 Plan.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.85%	1.1%	2.00%	1.0%
Expected term (in years)	5.9	6.1	6.0	6.0
Expected volatility	43.9%	43.1%	43.1%	44.3%
Expected dividend yield	0%	0%	0%	0%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2021:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	shares	exercise price	contractual term	intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,823,100	$5.06	7.62	$31,041
Granted	1,542,759	7.53
Exercised	(475,033)	0.99
Expired	(5,546)	10.74
Forfeited	(212,152)	11.85
Outstanding as of June 30, 2022	5,673,128	$5.79	8.15	$9,010
Options vested and expected to vest as of June 30, 2022	5,673,128	$5.79	8.15	$9,010
Options exercisable as of June 30, 2022	2,426,101	$2.72	6.78	$6,687

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.

The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $2.8 million and $0.3 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2022 and 2021 was $2.40 and $1.03, respectively, and during the six months ended June 30, 2022 and 2021 was $3.30 and $0.80, respectively.

Restricted stock

In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of the employee’s resignation or termination for cause or good reason the Company shall have the right to repurchase unvested restricted common stock shares. At June 30, 2022 and December 31, 2021, the Company had $0.3 million and $0.5 million in unvested restricted common stock liability included in other long-term liabilities, respectively.

The following table summarizes the Company’s restricted stock activity since December 31, 2021:

		Weighted
	Number of	average
	shares	fair value

Unvested as of December 31, 2021	248,903	$2.10
Granted	-	-
Vested	(82,967)	$2.10
Forfeited	-	-
Unvested as of June 30, 2022	165,936	$2.10

Restricted stock units

Restricted stock unit grants to employees have a three-year vesting term. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The following table summarizes restricted stock units granted to Company employees during the six months ended June 30, 2022:

		Weighted
	Number of	average
	shares	fair value

Unvested as of December 31, 2021	-	$-
Granted	593,480	7.62
Vested	-	-
Forfeited	(9,600)	7.58
Unvested as of June 30, 2022	583,880	$7.62

The weighted average grant-date fair value per share of restricted stock units granted during the three and six months ended June 30, 2022 was $5.00 and $7.62, respectively. There were no restricted stock units granted during the six months ended June 30, 2021.

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

During the six months ended June 30, 2022, there were no shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three and six months ended June 30, 2022. As of June 30, 2022, 745,640 shares were available under the 2021 ESPP for future issuance.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the three and six months ended June 30, 2022 (there were no offering periods for the three and six months ended June 30, 2021):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Risk-free interest rate	0.86%	0.86%
Expected term (in years)	0.5	0.5
Expected volatility	43.1%	43.1%
Expected dividend yield	0%	0%

Stock-based compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$164	$85	$264	$115
Research and development	100	37	179	49
Sales and marketing	142	60	276	82
General and administrative	852	208	1,522	335
Total stock-based compensation expense	$1,258	$390	$2,241	$581

As of June 30, 2022, total unrecognized compensation expense related to unvested stock options held by employees and directors was $10.8 million, which is expected to be recognized over a weighted average period of 2.9 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $3.9 million, which is expected to be recognized over a weighted average period of 2.7 years.

14. Income taxes

During the three and six months ended June 30, 2022 and 2021, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.

The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter.

The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2022 and December 31, 2021 the Company has recorded a full valuation allowance against its net deferred tax assets.

The Company files U.S. income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.

The Company has a branch in Germany that was under examination in its local country for tax years 2016 through 2018. The Company adjusted the uncertain tax position as a result of the outcome of the tax examination for our German entity, resulting in an income tax benefit of $0.6 million for each of the three and six months ended June 30, 2022.

15. Net loss per share

As of June 30, 2022, the Company has Class A common stock and Class B common stock. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.

The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,090)	$(11,831)	$(28,020)	$(33,932)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,184)	—	(1,971)
Cumulative redeemable convertible preferred stock dividends	—	(885)	—	(2,296)
Net loss attributable to common stockholders—basic and diluted	$(13,090)	$(13,900)	$(28,020)	$(38,199)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	36,940,676	694,698	36,443,792	668,180
Weighted average Class B common shares outstanding—basic and diluted	5,553,379	—	5,902,815	—
Total shares for EPS—basic and diluted	42,494,055	694,698	42,346,607	668,180
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.31)	$(20.01)	$(0.66)	$(57.17)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.31)	$—	$(0.66)	$—

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

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	5,673,128	4,512,084
Unvested restricted common stock	749,816	—
Warrants to purchase common stock	286,324	55,835
Options to purchase common stock under ESPP	46,477	—
Redeemable convertible preferred stock (as converted to common stock)	—	31,104,299
Warrants to purchase preferred stock (as converted to warrants to purchase common stock)	—	1,243,834
	6,755,745	36,916,052

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

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2022

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$583
Operating cash outflows - payments on financing leases	$21
Financing cash outflows - payments on financing leases	$16
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7,605
Financing leases	$366

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

June 30, 2022
Operating Leases:
Operating lease assets	$7,189

Accrued expenses and other current liabilities	$694
Operating lease liabilities	7,405
Total operating lease liabilities	$8,099

Financing Leases:
Office furniture and fixtures	$386
Accumulated depreciation	(45)
Net property, plant and equipment	$341

Current portion of long-term debt	$35
Long-term debt	322
Total financing lease liabilities	$357

Weighted-average remaining lease term - operating leases:	7.04
Weighted-average remaining lease term - financing leases:	7.00
Weighted-average discount rate - operating leases:	3.7%
Weighted-average discount rate - financing leases:	12.0%

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$288	$549
Financing lease cost - amortization of right-of-use asset	12	24
Financing lease cost - interest on lease liability	11	21
Short-term lease cost	15	31
Variable lease cost	150	316
Total lease cost	$476	$941

Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2022. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for the three and six months ended June 30, 2022.

In March 2022, the Company amended the lease for its office and manufacturing space in Lowell, Massachusetts (the “Amendment”). The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029.  The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance.  Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million. Included in the $4.6 million are leases with commencement dates expected later in 2022 and therefore are not recorded on the consolidated balance sheets as of June 30, 2022. The future minimum lease payments related to these leases are approximately $0.9 million. The Amendment qualified as a lease modification and resulted in a right of use asset and lease liability in the amount of $1.2 million and $1.3 million, respectively, recognized in March 2022, and an additional right of use asset and lease liability of $0.7 million recognized in May 2022.

Maturities of the Company’s operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Operating Leases
2022 (excluding the six months ended June 30)	$624
2023	1,273
2024	1,306
2025	1,339
2026	1,372
Thereafter	3,627
Total lease payments	$9,541
Less imputed interest	(1,171)
Total present value of lease liabilities	$8,370

Maturities of the Company’s financing lease liability as of June 30, 2022 were as follows (in thousands):

Financing Leases
2022 (excluding the six months ended June 30)	$38
2023	75
2024	75
2025	75
2026	75
Thereafter	187
Total lease payments	$525
Less imputed interest	(168)
Total present value of lease liabilities	$357

Maturities of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ended
December 31, 2021
2022	$1,139
2023	1,169
2024	1,199
2025	1,229
2026	1,044
Thereafter	1,953
Total minimum lease commitments	$7,733

17. Commitments and contingencies

Supply agreement

In March 2020, the Company entered into an agreement with a supplier to provide raw materials used in the manufacturing process. As of June 30, 2022, the Company had committed to minimum payments under these arrangements totaling $0.6 million through December 31, 2022, which includes an additional commitment related to a conversion option exercised by the Company in March 2022. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had less than $0.1 million and $0.1 million accrued for the supply agreement as of June 30, 2022 and December 31, 2021, respectively.

Software subscription

During the year ended December 31, 2021, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of June 30, 2022, the Company had committed to minimum payments under this arrangement totaling $0.8 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had zero and $0.1 million accrued for the software subscription as of June 30, 2022 and December 31, 2021, respectively.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 and December 31, 2021.

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

18. Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.1 million to the plan during the three months ended June 30, 2022 and 2021, respectively, and made contributions of $0.5 million and $0.1 million to the plan during the six months ended June 30, 2022 and 2021, respectively.

19. Subsequent events

On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involves an approximately 20% reduction in the Company’s workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. The Company expects to record a restructuring charge of approximately $1.5 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan.

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

Since inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, expanding our sales and marketing infrastructure to grow our sales, building a global customer support team to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of preferred stock, proceeds from our IPO, borrowings under loan agreements and product and service sales as well as our cost-reimbursement contract with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority, or BARDA. All funding initially authorized under this contract was fully earned by the fourth quarter of 2021. We are now in the process of closing out our BARDA contract, which includes a true-up of actual reimbursable costs to those previously billed at provisional rates for each year of performance. Once the amount of each annual true-up is determined and approved by BARDA and they identify available funds to reimburse us for that amount, we expect to enter into a contract modification and invoice BARDA for the true-up amount, at which point we will recognize corresponding incremental non-commercial revenue in that amount. Based on the above and our current expectations for the timing of the true-up process, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022. However, we do anticipate recognizing the annual true-ups as non-commercial revenue as outlined above, which we currently expect to take place after 2022 over a period of up to several years.

On July 19, 2021, we closed an initial public offering of our Class A common stock, or the IPO, which resulted in the sale of 7,920,000 shares of our Class A common stock at a public offering price of $20.00 per share, before underwriting discounts. The IPO resulted in gross proceeds of $158.4 million and net proceeds of approximately $143.8 million after deducting underwriting discounts, commissions and estimated offering expenses payable by us. Additionally, on August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less discounts and commissions. The overallotment option exercise resulted in net proceeds of approximately $20.2 million. Immediately prior to the completion of the IPO, all of the outstanding shares of our Series A1, Series B1, Series C1 and Series D1 preferred stock converted into 24,200,920 shares of Class A common stock and all of the outstanding shares of our Series C2 and Series D2 converted into 6,903,379 shares of Class B common stock. As of June 30, 2022, no shares of our preferred stock remained outstanding.

On August 11, 2022, our board of directors approved an organizational restructuring plan, or the Restructuring Plan, to right-size our cost structure based on our lowered 2022 outlook. We will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involves an approximately 20% reduction in the Company’s workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. We expect to record a restructuring charge of approximately $1.5 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. We expect the Restructuring Plan to result in approximately $8.0 - $9.0 million in annualized cost savings by the first quarter 2023.

On August 12, 2022, we announced our board of directors’ decision to reject an unsolicited, non-binding proposal we received from Kennedy Lewis Investment Management LLC to acquire the entire company for $5.00 per share in cash and the commencement of a process to review strategic alternatives. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until our board of directors has concluded that disclosure is appropriate or required.

Since our inception, we have incurred net losses in each year. We generated revenue of $3.9 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, and incurred net losses of $13.1 million and $11.8 million for those same periods, respectively. We generated revenue of $8.0 million and $11.1 million for the six months ended June 30, 2022 and 2021, respectively, and incurred net losses of $28.0 million and $33.9 million for those same periods, respectively. As of June 30, 2022, we had an accumulated deficit of $343.1 million. We expect to continue to incur net losses for the foreseeable future in connection with our ongoing activities, including:

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

We believe that our cash and cash equivalents and investments as of June 30, 2022 enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

As access to customer sites and in-person engagement improved gradually in the three months ended June 30, 2022 (and through the date of this Quarterly Report on Form 10-Q), we continue to gain deeper insight into the challenges the pandemic created for our customers in advancing capital purchasing decisions and for us in accurately assessing the timing of sales opportunities.

While the disruption due to COVID-19, and its variants, is currently expected to be temporary, there is considerable uncertainty around its duration. Further disruptions in the future may impact our operating results. However, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

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

We are investing in these organizations and expect to continue to do so in the future. As part of this effort, we increased our direct sales and marketing team by 18% during the six months ended June 30, 2022. We expect the productivity of new resources in this organization to be fully realized over time.

Expansion within our existing customer base

There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by existing customers purchasing more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of June 30, 2022, a majority of our customers have purchased Growth Direct systems for multiple sites, and approximately 63% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform.

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

Our non-commercial revenue has historically been generated from a long-term contract with BARDA. All funding awarded to-date under our contract with BARDA was fully earned by the fourth quarter of 2021. We are now in the process of closing out our BARDA contract, which includes a true-up of actual reimbursable costs to those previously billed at provisional rates for each year of performance. Once the amount of each annual true-up is determined and approved by BARDA and they identify available funds to reimburse us for that amount, we expect to enter into a contract modification and invoice BARDA for the true-up amount, at which point we will recognize corresponding incremental non-commercial revenue in that amount. Based on the above and our current expectations for the timing of the true-up process, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022. However, we do anticipate recognizing the annual true-ups as non-commercial revenue as outlined above, which we currently expect to take place after 2022 over a period of up to several years.

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

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Systems placed:
Systems placed in period	2	8	(6)	(75.0)%
Cumulative systems placed	120	103	17	16.5%
Systems validated:
Systems validated in period	3	11	(8)	(72.7)%
Cumulative systems validated	96	63	33	52.4%
Product and service revenue — total	$3,860	$5,694	$(1,834)	(32.2)%
Product and service revenue — recurring	$2,500	$1,904	$596	31.3%

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Systems placed:
Systems placed in period	4	16	(12)	(75.0)%
Cumulative systems placed	120	103	17	16.5%
Systems validated:
Systems validated in period	12	12	—	—%
Cumulative systems validated	96	63	33	52.4%
Product and service revenue — total	$8,020	$10,479	$(2,459)	(23.5)%
Product and service revenue — recurring	$5,158	$3,368	$1,790	53.1%

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

Recurring revenue

We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 64.8% and 31.1% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. Recurring revenue was 64.3% and 30.3% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and validated in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate that will ultimately result in our recurring revenue constituting the majority of our revenue over the longer term.

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

	Three Months Ended	Percentage	Three Months Ended	Percentage
	June 30,	of total	June 30,	of total
	2022	revenue	2021	revenue
	(in thousands)		(in thousands)
Product revenue	$2,440	63.2%	$4,088	66.7%
Service revenue	1,420	36.8%	1,606	26.2%
Non-commercial revenue	—	-%	436	7.1%
Total revenue	$3,860	100.0%	$6,130	100.0%

	Six Months Ended	Percentage	Six Months Ended	Percentage
	June 30,	of total	June 30,	of total
	2022	revenue	2021	revenue
	(in thousands)		(in thousands)
Product revenue	$5,003	62.4%	$7,806	70.2%
Service revenue	3,017	37.6%	2,673	24.0%
Non-commercial revenue	—	-%	646	5.8%
Total revenue	$8,020	100.0%	$11,125	100.0%

Product revenue

We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of June 30, 2022, we had placed 120 Growth Direct systems to over thirty customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and approximately 30% of globally approved cell and gene therapies.

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

We expect service revenue to increase in future periods as the number of placed and validated Growth Direct systems grows. Specifically, we expect to generate increasing non-recurring revenue from validation services and field service for newly placed systems and increasing recurring revenue from service contracts for validated systems. While we expect service revenue growth to follow Growth Direct placements, such revenue is subject to variability based on other factors such as customer readiness and site construction.

Non-commercial revenue

We have generated non-commercial revenue from long-term contracts with governmental agencies and third parties. To date, our non-commercial revenue has been derived from contracts with BARDA. All funding awarded to-date under our contract with BARDA was fully earned by the fourth quarter of 2021. We are now in the process of closing out our BARDA contract, which includes a true-up of actual reimbursable costs to those previously billed at provisional rates for each year of performance. Once the amount of each annual true-up is determined and approved by BARDA and they identify available funds to reimburse us for that amount, we expect to enter into a contract modification and invoice BARDA for the true-up amount, at which point we will recognize corresponding incremental non-commercial revenue in that amount. Based on the above and our current expectations for the timing of the true-up process, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022. However, we do anticipate recognizing the annual true-ups as non-commercial revenue as outlined above, which we currently expect to take place after 2022 over a period of up to several years.

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

General and administrative

General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our finance, legal, human resources and general management employees, as well as professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future periods as the number of administrative personnel grows to support increasing business size and complexity. We have also incurred incremental accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with operating as a public company. We anticipate that our general and administrative expenses will increase in the near future as we explore our strategic alternatives. These increases will likely include legal fees and fees to outside consultants, among other expenses.

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

Income tax (benefit) expense

We generated significant taxable losses during the three and six months ended June 30, 2022 and 2021 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods. Additionally, as a result of a favorable outcome related to the tax examination for our Germany entity, the Company recorded an income tax benefit of $0.6 million for the three and six months ended June 30, 2022.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(in thousands)
Revenue:
Product revenue	$2,440	$4,088	$(1,648)	(40.3)%
Service revenue	1,420	1,606	(186)	(11.6)%
Non-commercial revenue	—	436	(436)	(100.0)%
Total revenue	3,860	6,130	(2,270)	(37.0)%
Costs and operating expenses:
Cost of product revenue	3,235	6,092	(2,857)	(46.9)%
Cost of service revenue	1,846	1,344	502	37.4%
Cost of non-commercial revenue	—	472	(472)	(100.0)%
Research and development	2,965	2,337	628	26.9%
Sales and marketing	3,484	3,122	362	11.6%
General and administrative	6,404	3,625	2,779	76.7%
Total costs and operating expenses	17,934	16,992	942	5.5%
Loss from operations	(14,074)	(10,862)	(3,212)	29.6%
Other income (expense):
Interest expense	(10)	(924)	914	(98.9)%
Change in fair value of preferred stock warrant liability	—	(35)	35	(100.0)%
Other income (expense), net	381	8	373	4,662.5%
Total other income (expense), net	371	(951)	1,322	(139.0)%
Loss before income taxes	(13,703)	(11,813)	(1,890)	16.0%
Income tax (benefit) expense	(613)	18	(631)	(3,505.6)%
Net loss	$(13,090)	$(11,831)	$(1,259)	10.6%

Revenue

Product revenue decreased by $1.6 million, or 40.3%. The decrease in product revenue was primarily the result of fewer Growth Direct system placements. The number of system placements and rate of growth varies from period-to-period due to factors including, but not limited to, the volume and timing of system orders. Higher shipments of consumables attributable to an increase in the cumulative number of validated Growth Direct systems had a favorable impact of $0.7 million on our revenue growth and partially offset the decline due to system placements.

Service revenue decreased by $0.2 million, or 11.6%. The decrease in service revenue was primarily due to a $0.6 million decrease in validation revenue related to the timing and volume of validation services provided to customers. This was partially offset by an increase in revenue from service contracts and installations of $0.4 million related to an increase in the cumulative number of Growth Direct systems installed and on service contracts.

Non-commercial revenue was zero and $0.4 million, for the three months ended June 30, 2022 and 2021, respectively. All funding under our contract with BARDA was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

During the three months ended June 30, 2021, restrictions on travel and access to customer sites related to COVID-19, and its variants, negatively impacted our ability to sell, ship, install and validate systems, as well as train customers in certain geographies. Although travel restrictions have gradually eased in certain geographies in the three months ended June 30, 2022, travel restrictions negatively impacted our product and service revenue in the period. While we expect these disruptions may continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Costs and operating expenses

Costs of revenue

Cost of product revenue decreased by $2.9 million, or 46.9%. The reduction in cost of product revenue was driven by fewer Growth Direct systems placed in the period, partially offset by an increase in consumables costs due to higher unit volume sold. On a net basis, these factors accounted for a $0.8 million decrease in cost of product revenue. In addition, material cost savings due to increased manufacturing efficiency and increased absorption of overhead costs in consumables resulted in an additional $1.1 million reduction in cost of product revenue. The remainder of the decrease was attributable to a $0.7 million decrease in temporary labor support and other compensation and employee benefit costs as well as a $0.3 million reduction in other cost of product revenue.

Cost of service revenue increased by $0.5 million, or 37.4%. This increase was driven by an increase of $0.3 million due to higher headcount-related costs associated with additional validation and field service employees hired in 2021 and 2022 as well as an increase in travel-related costs correlating with an increase in field service and validation activity to support our growing base of Growth Direct systems in the field. The remaining $0.2 million of the increase in cost of service revenue was attributable to an increase in other costs.

Cost of non-commercial revenue was zero for the three months ended June 30, 2022, compared to $0.5 million for the three months ended June 30, 2021. All funding under our BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any corresponding costs in the year ending December 31, 2022.

Research and development

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$2,965	$2,337	$628	26.9%
Percentage of total revenue	76.8%	38.1%

Research and development expenses increased by $0.6 million, or 26.9%. This increase was primarily due to an increase of $0.5 million in employee-related costs due primarily to higher headcount and an increase in other general research and development costs of $0.1 million.

Sales and marketing

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$3,484	$3,122	$362	11.6%
Percentage of total revenue	90.3%	50.9%

Sales and marketing expenses increased by $0.4 million, or 11.6%. This increase was due to employee-related costs of $1.0 million primarily due to the expansion of our marketing organization to support increased commercial and marketing activities and an increase of $0.2 million in facilities and information technology-related costs to support increased headcount. These increases were partially offset by a $1.0 million decrease in consulting expenses, which were incurred during the three months ended June 30, 2021 for non-recurring marketing and commercial strategy projects. A $0.2 million increase in other costs also contributed to the increase.

General and administrative

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$6,404	$3,625	$2,779	76.7%
Percentage of total revenue	165.9%	59.1%

General and administrative expenses increased by $2.8 million, or 76.7%. This increase was primarily driven by costs required to operate as a public company. This included a $1.2 million increase in employee-related costs related to higher headcount and a $0.8 million increase related to public company business insurance and compensation of the non-employee members of our board of directors, and $0.3 million in incremental depreciation and amortization costs driven by additional office space and related amortization of leasehold improvements. The remaining $0.5 million of the increase related to other general and administrative expenses.

Other income (expense)

Interest expense

Interest expense for the three months ended June 30, 2022 and 2021 was less than $0.1 million and $0.9 million, respectively. The decrease of $0.9 million, or 98.9%, was due to the repayment of our 2020 Term Loan in September 2021.

Change in fair value of preferred stock warrant liability

The change in fair value of preferred stock warrant liability was zero for the three months ended June 30, 2022, compared to a loss of $35 thousand for the three months ended June 30, 2021. The loss in the prior year was due to an increase in the fair value of the underlying preferred stock in that period.

Other income (expense)

Other income increased by $0.4 million, or 4,662.5%. The increase is due an increase in investment activity resulting in additional investment income.

Income tax (benefit) expense

Income tax (benefit) expense was a benefit of $0.6 million for the three months ended June 30, 2022 compared to $18 thousand for the three months ended June 30, 2021. The expense was recorded for our German subsidiary. During the three months ended June 30, 2022, we adjusted our uncertain tax liability as a result of the outcome of the tax examination for our German subsidiary for the tax years 2016 through 2018, resulting in favorable income tax expense for the period.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue:
Product revenue	$5,003	$7,806	$(2,803)	(35.9)%
Service revenue	3,017	2,673	344	12.9%
Non-commercial revenue	—	646	(646)	(100.0)%
Total revenue	8,020	11,125	(3,105)	(27.9)%
Costs and operating expenses:
Cost of product revenue	7,593	11,602	(4,009)	(34.6)%
Cost of service revenue	3,572	2,481	1,091	44.0%
Cost of non-commercial revenue	—	886	(886)	(100.0)%
Research and development	6,490	4,485	2,005	44.7%
Sales and marketing	6,940	5,397	1,543	28.6%
General and administrative	12,498	6,827	5,671	83.1%
Total costs and operating expenses	37,093	31,678	5,415	17.1%
Loss from operations	(29,073)	(20,553)	(8,520)	41.5%
Other income (expense):
Interest expense	(21)	(1,856)	1,835	(98.9)%
Change in fair value of preferred stock warrant liability	—	(11,483)	11,483	(100.0)%
Other income (expense)	484	(3)	487	(16,233.3)%
Total other income (expense), net	463	(13,342)	13,805	(103.5)%
Loss before income taxes	(28,610)	(33,895)	5,285	(15.6)%
Income tax (benefit) expense	(590)	37	(627)	(1,694.6)%
Net loss	$(28,020)	$(33,932)	$5,912	(17.4)%

Revenue

Product revenue decreased by $2.8 million, or 35.9%. The decrease in product revenue was primarily attributable to fewer Growth Direct system placements, partially offset by higher volume of consumable shipments due to an increase in cumulative number of validated Growth Direct systems.

Service revenue increased by $0.3 million, or 12.9%. The increase in service revenue was primarily due to a $0.6 million increase in service contract revenue, driven by an increase in cumulative Growth Direct systems validated, partially offset by a $0.3 million decrease in validation revenue related to the timing and volume of validation services provided to customers in the periods.

Non-commercial revenue was zero and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. All funding under our BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

Costs and operating expenses

Costs of revenue

Cost of product revenue decreased by $4.0 million, or 34.6%. The reduction in cost of product revenue was driven by fewer systems placed in the period, partially offset by an increase in consumable costs due to higher unit volume sold. On a net basis, these factors accounted for a $1.5 million reduction in cost of product revenue. In addition, material cost savings due to increased manufacturing efficiency and increased absorption of overhead costs in consumables resulted in an additional $1.6 million reduction in cost of product revenue. The remainder of the decrease was attributable to a $0.7 million decrease in temporary labor support and other compensation and employee benefit costs as well as a $0.2 million reduction in other costs of product revenue.

Cost of service revenue increased by $1.1 million, or 44.0%. This increase was primarily due to $0.8 million of incremental spend on headcount-related costs, including increased travel costs, associated with additional validation and field service employees hired during 2021 and 2022 to support increased service activity. An increase in field service material costs of $0.3 million also contributed to the increase in cost of service revenue.

Cost of non-commercial revenue was zero for the six months ended June 30, 2022, compared to $0.9 million for the six months ended June 30, 2021. All funding under our BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any corresponding costs in the year ending December 31, 2022.

Research and development

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$6,490	$4,485	$2,005	44.7%
Percentage of total revenue	80.9%	40.3%

Research and development expenses increased by $2.0 million, or 44.7%. This increase was primarily due to an increase of $1.9 million in employee-related costs due primarily to higher headcount and a net increase of $0.1 million in other general research and development expenses.

Sales and marketing

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$6,940	$5,397	$1,543	28.6%
Percentage of total revenue	86.5%	48.5%

Sales and marketing expenses increased by $1.5 million, or 28.6%. This increase was due to employee-related costs of $2.3 million related to the expansion of our marketing organizations to support increased commercial and marketing activities and an increase of $0.4 million in facilities and information technology related costs to support increased headcount. Partially offsetting the increase was a reduction in consulting fees of $1.2 million due to bringing some marketing activities in-house and a reduction in one-time marketing activities and studies performed during the six months ended June 30, 2021.

General and administrative

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$12,498	$6,827	$5,671	83.1%
Percentage of total revenue	155.8%	61.4%

General and administrative expenses increased by $5.7 million, or 83.1%. This increase was primarily due to a $2.7 million increase in employee-related costs driven primarily by higher headcount, a $1.6 million increase related to public company business insurance and compensation of the non-employee members of our board of directors. Also contributing to the cost increase was an increase in rent and depreciation expense of $0.8 million due to the addition of our Lexington facility and related depreciation of leasehold improvements as well as increased software costs due to a new enterprise resource planning (ERP) implementation at the end of 2021. The remainder of the increase was attributable to a net increase of $0.6 million in other general and administrative expenses.

Other income (expense)

Interest expense

Interest expense for the six months ended June 30, 2022 and 2021 was less than $0.1 million and $1.9 million, respectively. The decrease of $1.8 million, or 98.9%, was due to the repayment of our 2020 Term Loan in September 2021.

Change in fair value of preferred stock warrant liability

The change in fair value of preferred stock warrant liability was zero for the six months ended June 30, 2022 compared to a loss of $11.5 million for the six months ended June 30, 2021. The change was due primarily to an increase in the fair value of the underlying preferred stock used to determine the value of preferred stock warrants.

Other income (expense)

Other income increased by $0.5 million. The increase was primarily due to an increase in investment activity resulting in interest income.

Income tax (benefit) expense

Income tax (benefit) expense was a benefit of $0.6 million for the six months ended June 30, 2022 compared to $37 thousand for the six months ended June 30, 2021. The expense was recorded for our German subsidiary. During the six months ended June 30, 2022, we adjusted our uncertain tax liability as a result of the outcome of the tax examination for our German subsidiary for the tax years 2016 through 2018, resulting in favorable income tax expense for the period.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowing under loan agreements, revenue from sales of our products, services and contracts and proceeds from our IPO.

On August 11, 2022, our Board of Directors approved the Restructuring Plan to right-size our cost structure based on our lowered 2022 outlook. We will continue to invest in key growth initiatives including enhanced commercial capabilities and key product development programs that are expected to drive future revenue growth. We expect to record a restructuring charge of approximately $1.5 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. We expect the Restructuring Plan to result in approximately $8.0 - $9.0 million in annualized cost savings by the first quarter of 2023.

We believe that our cash, cash equivalents and short- and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, were issued.

As of June 30, 2022, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

June 30,
2022

Cash and cash equivalents	$49,720
Short-term investments	94,371
Long-term investments	22,816
Restricted cash	284
Total	$167,191

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(31,787)	$(22,768)
Net cash (used) provided by investing activities	(97,335)	14,228
Net cash provided by financing activities	455	78,692
Net (decrease) increase in cash and cash equivalents and restricted cash	$(128,667)	$70,152

Operating activities

During the six months ended June 30, 2022, operating activities used $31.8 million in cash, primarily resulting from our net loss of $28.0 million, net cash used by changes in our operating assets and liabilities of $7.7 million, which were partially offset by non-cash charges of $4.0 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted of an increase in inventory of $5.7 million driven by an increase in finished goods and raw material inventory, as well as a decrease in accounts payable of $1.1 million and a decrease in accrued expenses and other current liabilities of $4.5 million. The cash used by operating assets and liabilities was partially offset by a decrease in prepaid and other assets of $2.0 million driven by amortization, a decrease in accounts receivable of $0.9 million, and an increase in deferred revenue of $0.6 million.

During the six months ended June 30, 2021, operating activities used $22.8 million in cash, primarily resulting from our net loss of $33.9 million, net cash used by changes in our operating assets and liabilities of $1.9 million, which were partially offset by non-cash charges of $13.1 million, which include the non-cash change in fair value of preferred stock warrant liability of $11.5 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of increases in inventory of $3.0 million driven by an increase in finished goods and raw material inventory to support increased production volume and build safety stock, as well as a decrease in accounts payable of $1.9 million and deferred rent of $0.1 million. The cash used by operating assets and liabilities is partially offset by a decrease in accounts receivable of $1.9 million, an increase in accrued expenses of $1.4 million, and an increase in deferred revenue and long term deferred rent of $0.1 million.

Investing activities

During the six months ended June 30, 2022, net cash used in investing activities was $97.3 million, due to purchases of investments of $118.0 million and purchases of property and equipment of $4.3 million, partially offset by maturities of investments of $25.0 million. The net cash used to purchase short- and long-term investments was the single largest contributor to our decrease in cash and cash equivalents and restricted cash for the six months ended June 30, 2022.

During the six months ended June 30, 2021, net cash provided by investing activities was $14.2 million, consisting of purchase of property and equipment of $0.8 million, and maturities of investments of $15.0 million.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.5 million, primarily from Class A common stock issued upon stock option exercises.

During the six months ended June 30, 2021, net cash provided by financing activities was $78.7 million, consisting primarily of net proceeds of $79.7 million from the issuance of convertible preferred stock and $0.8 million in proceeds from restricted common stock purchased by an employee and stock option exercises, partially offset by $1.9 million cash paid for deferred offering costs.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in Part I, Item 1A of our 2021 Form 10-K. Aside from the below, there have been no material changes from the risk factors previously disclosed in the 2021 Form 10-K.

Risks Related to Our Financial Position and Need for Capital

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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

●	our customers’ tendency to purchase our Growth Direct system, including multiple systems, in a single transaction, resulting in significant variations in sales of our systems over time;

●	the level of demand for our platform and solutions, which may vary significantly;

●	the length of time of the sales cycle for purchases of our systems;

●	seasonality in our business due to our customers’ budgetary cycles and time off during the summer vacation;

●	lead time needed for validation prior to our customers’ using and purchasing our consumables;

●	changes in demand for our consumables;

●	the timing and cost of, and level of investment in, technology development and commercialization activities, which may change from time to time;

●	the start and completion of manufacturing runs;

●	system repairs or replacements that may impact our customers’ confidence in us and our products and our reputation in the market;

●	the relative reliability and robustness of our platform;

●	the introduction of new products or product enhancements by us or others in our industry;

●	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;

●	expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

●	future accounting pronouncements or changes in our accounting policies;

●	the ability of our sales organization to design and execute effective sales processes; and

●	general market conditions and other factors, including factors, such as inflation, unrelated to our operating performance or the operating performance of our competitors.

For example, we experienced a decrease in our installation of Growth Direct systems in 2020 due to the shutdown of a number of our customers due to the COVID-19 pandemic and the rapid onset of the Omicron variant impacted system placements in the second half of the fourth quarter of 2021. During the beginning of 2022, we continued to experience customer site access limitations and delayed systems placement timelines that impacted our ability to sell and validate our systems with new customers and place additional systems with our existing customers. The effect of one of the factors discussed above, or the cumulative effects of a combination of factors discussed above, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. We may continue to experience fluctuations in our operating results as a result of these factors.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could adversely affect our business, reputation and financial results and cause our stock price to decline.

From time to time, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness, the lead time needed for validation of our systems prior to customers using and purchasing our consumables, the timing and impact of the COVID-19 pandemic and the onset of variants, and broader macro-economic uncertainty. These assumptions are inherently difficult to predict. It can be expected that some or all of the assumptions underlying any guidance furnished by us will not materialize or will vary significantly from actual results. From time to time, we provide possible outcomes as high and low ranges, but these are not intended to imply that actual results could not fall outside of the suggested ranges.

Our actual business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, including our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness and the lead time needed for validation of our systems prior to customers using and purchasing our consumables, as well as the impact of global economic uncertainty and financial market conditions , geopolitical events, such as the conflict in Ukraine, rising inflation, rising interest rates, and the COVID-19 pandemic, all of which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the COVID-19 pandemic and current macro-economic uncertainty, and, as a result, the ultimate impacts of the COVID-19 pandemic and/or the current macro-economic environment are highly uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, we may experience adverse effects on our business and reputation and the price of our common stock could decline.

In January 2022 we announced that our actual commercial revenue for the fiscal year ended December 31, 2021 was below our previous guidance, and in August 2022, we announced a downward revision in our commercial revenue guidance for the fiscal year ended December 31, 2022. Given the uncertainty surrounding our ability to design and execute more effective sales processes, generate and convert sufficient sales leads with new customers and place additional systems with existing customers, we may continue to fail to meet our publicly announced guidance in the future. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our business strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Risks Related to Our Business and Strategy

The ongoing COVID-19 pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results.

Since late 2019, the COVID-19 pandemic has spread globally, including to the Boston, Massachusetts area, where our primary offices and manufacturing facility are located. The COVID-19 pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed, shelter-in-place orders, quarantines, travel restrictions and other public health safety measures. In response to the spread of COVID-19, and its variants, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that government authorities modify current restrictions, our employees conducting development or manufacturing activities may not be able to access our manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

As a result of the ongoing COVID-19 pandemic, we have and may in the future experience severe disruptions, including:

●	interruption of or delays in receiving products and supplies from the third parties we rely on to, among other things, manufacture components for our Growth Direct system and consumables, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, which may impair our ability to sell our products;

●	limitations on our business operations by local, state, or the federal government that could impact our ability to sell our products;

●	on-site visit limitations and prohibitions imposed by customers that could impact our ability to engage in pre-sales activities, such as in-person meetings and site visits, and to provide post-sale activities, such as installation and validation, training and service and support;

●	delays in customers’ purchasing decisions and negotiations with existing and potential customers;

●	business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions; and

●	limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

Any of these factors could severely impact our development activities, business operations and sales, or delay necessary interactions with manufacturing sites and other important contractors and customers. For example, we experienced a disruption in receiving supplies from third parties and a decrease in installations as a result of the shutdown of our customers’ businesses. In addition, our sales and service processes have been significantly disrupted by our customers’ COVID-related restrictions and staffing shortages, which have impacted our customer site access and delayed systems placement timelines. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, and its variants, could continue to spread, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.

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

We have limited experience in marketing and sales, and if we are unable to improve the effectiveness of our marketing and sales organization to adequately expand our business with new and existing customers and address our customers’ needs, our business may be adversely affected.

We have limited experience in marketing and selling our products and we currently rely on a small team to make direct sales in countries around the world. There are significant risks involved with relying on our own marketing and sales capabilities, including our ability to design and execute effective sales processes, generate and convert sufficient sales opportunities into new customers and place additional systems with existing customers. For example, in October 2021, we hired a new sales leader who implemented new sales processes which did not generate the system placements we anticipated. We are implementing improved sales processes, and there can be no assurance that those efforts will be successful.

Furthermore, in order to support our growth, we will need to increase our sales and marketing team. Competition for employees capable of selling expensive instruments within the drug manufacturing industry is intense. There are significant expenses and risks involved with having our own sales and marketing team, including our ability to hire, train, retain, and appropriately incentivize a sufficient number of qualified individuals, generate sufficient sales leads and provide our sales and marketing team with adequate access to customers who may want to purchase our products, effectively manage a geographically dispersed sales and marketing team, and other unforeseen costs and expenses. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected. Our sales processes may also be disrupted by our announced organizational restructuring plan and plans to explore strategic alternatives.

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

Any of these issues could impair our ability to successfully place our Growth Direct systems and meet our revenue expectations. If we are unable to improve our sales processes and expand our marketing and sales organization, whether independently or with third parties, then our business, financial condition, results of operations and prospects will be materially adversely affected.

Our organizational restructuring plan, including a reduction in workforce, announced in August 2022, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 12, 2022, we announced an approximately 20% reduction in our workforce, including employees, contractors and temporary employees, in connection with an organizational restructuring plan. We may not realize, in full or in part, the anticipated benefits and cost savings from our cost reduction efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies, improved commercial execution and cost savings from the restructuring, our operating results and financial condition could be adversely affected. If future results of operations lag our expectations, we may undertake additional workforce reductions or restructuring activities.

Our restructuring and any additional measures we might take to reduce costs could divert the attention of management, yield attrition beyond our intended reduction in workforce, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain product development plans, each of which could have an adverse impact on our business, operating results and financial condition. This organizational restructuring plan may also reduce our existing customers’ confidence in us, disrupt our sales initiatives for new system placements, and negatively impact our customer service operations. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.

The Growth Direct platform may contain undetected errors or defects and may not meet the expectations of our customers, which means our business, financial condition, results of operations and prospects could suffer.

Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our LIMS connection software. While we rigorously test our platform and its components, there could be undetected errors or defects. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs associated with repairs or replacements. If that occurs, we may also incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced Growth Direct systems under warranty. Our failure to adequately address any of foregoing risks related to errors or defects with our platform could have a material adverse effect on our business, operating results and financial condition.

Our success depends on, among other things, the market’s confidence that the Growth Direct platform is capable of substantially enhancing quality control in the conduct of manufacturing activities as compared to the traditional method of MQC testing and will enable more efficient or improved drug manufacturing. Pharmaceutical companies and contract manufacturing organizations, or CMOs, are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful improvements in MQC testing with results at least as good as the results generated using the traditional method of MQC testing. There can be no guarantee that our platform will meet the expectations of these companies or CMOs.

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

In August 2022, we implemented our organizational restructuring plan to reduce our operating expenses. In addition, we announced plans to explore strategic alternatives. These actions, and any future related actions or announcements, may make it increasingly difficult for us to hire and retain our executive officers, key employees, consultants and advisors. If we are unable to attract qualified personnel and retain our current employees, our ability to develop and sell our products could be limited and our business and customer relationships could be materially harmed.

Risks Related to Our Common Stock

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

In addition, on August 11, 2022, we adopted a stockholder rights agreement that could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or board of directors, even in situations that may be considered beneficial by some of our shareholders.

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

Our Rights Agreement could make it more difficult for a third party to acquire control of the Company, which could have a negative effect on the price of our common stock.

On August 11, 2022, we adopted a stockholder rights agreement (the “Rights Agreement”) that could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or board of directors, even in situations that may be considered beneficial by some of our stockholders. The Rights Agreement may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest. These deterrents could also adversely affect the price of our Class A common stock. The Rights Agreement will automatically expire on the day after our 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”), unless approved by our stockholders at the 2023 Annual Meeting, in which case it will expire in one year, on August 11, 2023.

Our process of exploring strategic alternatives may not result in a strategic transaction.

On August 12, 2022, we announced our board of directors’ decision to reject an unsolicited, non-binding proposal we received from Kennedy Lewis Investment Management LLC to acquire the entire company for $5.00 per share in cash and the commencement of a process to review strategic alternatives. Our board of directors will review and consider a full range of possible alternatives, including, among other things, a possible sale, merger, strategic partnership or refinancing. We currently have no commitments or agreements with respect to any particular transaction, and there can be no assurance that our review of strategic alternatives will result in any strategic transaction. If our board of directors decides to proceed with a strategic transaction, it may not be at a price that our investors view as attractive relative to the value of our standalone strategic plan. Additionally, the closing of any such transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, regulatory factors, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. If our board of directors decides not to proceed with a strategic transaction, this could have a negative effect on the market price and volatility of our common stock. In either case, we may incur substantial expenses associated with identifying and evaluating potential strategic transactions, the process may be time consuming and disruptive to our business, and we may be subject to costly and time-consuming litigation regarding our board of directors’ decision to proceed or not to proceed with a strategic transaction. Speculation and uncertainty regarding this process, including other actions taken by third parties, regardless of whether we are able to complete a strategic transaction, may also have a negative effect on:

●	the market price and volatility of our Class A common stock;
●	customer confidence in our business, products and services;
●	our existing and potential future relationships with suppliers; and
●	our ability to attract and retain key personnel who are necessary to the operation of the business, marketing and sales of our systems, and development of additional products.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-40592	3.1	7/21/2021
3.2	Amended and Restated Bylaws	8-K	001-40592	3.2	7/21/2021
3.3	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Rapid Micro Biosystems, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock	8-A	001-40592	3.1	8/12/2022
3.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Rapid Micro Biosystems, Inc. classifying and designating the Series B Junior Participating Cumulative Preferred Stock	8-A	001-40592	3.2	8/12/2022
4.1	Stockholder Rights Agreement, dated as of August 11, 2022, between Rapid Micro Biosystems, Inc. and Computershare Trust Company, N.A., as Rights Agent	8-A	001-40592	4.1	8/12/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 12, 2022

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)