Form 10-Q
period 2022-09-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2022-11-10
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-40592
________________________________________
Rapid Micro Biosystems, Inc.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	20-8121647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1001 Pawtucket Boulevard West, Suite 280
Lowell, MA 01854
(Address of Principal Executive Offices)
(978) 349-3200
(Registrant’s telephone number)
________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of November 7, 2022, there were 36,440,906 of the registrant’s Class A common stock, par value $0.01, outstanding.
As of November 7, 2022, there were 5,553,379 of the registrant’s Class B common stock, par value $0.01, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. These forward-looking statements are often, but not always, made through the use of words or phrases such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•our business strategy for our Growth Direct platform and systems;
•our future results of operations and financial position, including our expectations regarding revenue, operating expenses and ability to generate cash flow;
•our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our research and development activities and the expansion of our sales, marketing, manufacturing and distribution capabilities;
•our ability to maintain and expand our customer base for our Growth Direct platform and systems;
•our exploration of strategic alternatives for the Company;
•the effectiveness of enhancements of our sales processes;
•the anticipated impact of our restructuring on the Company;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our research and development activities and prospective new features, products and product approvals;
•our ability to anticipate market needs and successfully develop new and enhanced solutions to meet those needs, including prospective products;
•our expectations regarding the potential impact of the ongoing COVID-19 pandemic on our business, operations and the markets in which we and our customers operate;
•our expectations regarding the potential impact of inflation and fluctuations in interest rates on our business and operating costs;
•our ability to adequately protect our intellectual property; and
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,832	$178,387
Short-term investments	89,062	15,110
Accounts receivable	4,658	5,005
Inventory	20,924	15,671
Prepaid expenses and other current assets	4,101	3,951
Total current assets	144,577	218,124
Property and equipment, net	13,230	11,304
Right-of-use assets, net	7,298	—
Long-term investments	35,214	9,966
Other long-term assets	1,313	1,491
Restricted cash	284	284
Total assets	$201,916	$241,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,670	$3,944
Accrued expenses and other current liabilities	7,391	10,917
Deferred revenue	3,404	3,305
Lease liabilities, short-term	747	—
Total current liabilities	15,212	18,166
Deferred rent, long term	—	813
Lease liabilities, long-term	7,467	—
Other long-term liabilities	221	1,210
Total liabilities	22,900	20,189
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at September 30, 2022 and December 31, 2021; 36,440,906 shares and 34,564,040 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	365	346
Class B common stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 5,553,379 shares and 6,903,379 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	55	69
Preferred stock, $0.01 par value: 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	539,459	535,693
Accumulated deficit	(359,471)	(315,112)
Accumulated other comprehensive loss	(1,392)	(16)
Total stockholders’ equity	179,016	220,980
Total liabilities and stockholders’ equity	$201,916	$241,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$3,209	$4,824	$8,212	$12,630
Service revenue	1,530	1,479	4,547	4,152
Non-commercial revenue	—	596	—	1,242
Total revenue	4,739	6,899	12,759	18,024
Costs and operating expenses:
Cost of product revenue	5,627	6,298	13,220	17,900
Cost of service revenue	1,906	1,516	5,478	3,997
Cost of non-commercial revenue	—	396	—	1,282
Research and development	2,973	2,441	9,463	6,926
Sales and marketing	3,930	3,063	10,870	8,460
General and administrative	7,189	5,308	19,687	12,135
Total costs and operating expenses	21,625	19,022	58,718	50,700
Loss from operations	(16,886)	(12,123)	(45,959)	(32,676)
Other income (expense):
Interest income (expense), net	575	(761)	947	(2,603)
Change in fair value of preferred stock warrant liability	—	(8,160)	—	(19,643)
Loss on extinguishment of debt	—	(3,100)	—	(3,100)
Other income (expense), net	(21)	(823)	70	(840)
Total other income (expense), net	554	(12,844)	1,017	(26,186)
Loss before income taxes	(16,332)	(24,967)	(44,942)	(58,862)
Income tax expense (benefit)	7	20	(583)	57
Net loss	(16,339)	(24,987)	(44,359)	(58,919)
Accretion of redeemable convertible preferred stock to redemption value	—	210	—	(1,761)
Cumulative redeemable convertible preferred stock dividends	—	(451)	—	(2,747)
Net loss attributable to common stockholders — basic and diluted	$(16,339)	$(25,228)	$(44,359)	$(63,427)
Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(0.38)	$(0.71)	$(1.05)	$(5.14)
Weighted average common shares outstanding — basic and diluted	42,517,992	35,316,099	42,404,243	12,344,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(16,339)	$(24,987)	$(44,359)	$(58,919)
Other comprehensive income:
Unrealized loss on short-term investments, net of tax	(473)	—	(1,376)	(1)
Comprehensive loss	$(16,812)	$(24,987)	$(45,735)	$(58,920)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980
Conversion of Class B common stock to Class A common stock	1,350,000	14	(1,350,000)	(14)	—	—	—	—
Restricted stock award liability accretion	—	—	—	—	154	—	—	154
Issuance of Class A common stock upon exercise of common stock options	475,033	5	—	—	466	—	—	471
Stock-based compensation expense	—	—	—	—	983	—	—	983
Net loss	—	—	—	—	—	(14,930)	—	(14,930)
Other comprehensive loss	—	—	—	—	—	—	(588)	(588)
Balances at March 31, 2022	36,389,073	$365	5,553,379	$55	$537,296	$(330,042)	$(604)	$207,070
Restricted stock award liability accretion	—	—	—	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	1,258	—	—	1,258
Net loss	—	—	—	—	—	(13,090)	—	(13,090)
Other comprehensive loss	—	—	—	—	—	—	(315)	(315)
Balances at June 30, 2022	36,389,073	$365	5,553,379	$55	$538,598	$(343,132)	$(919)	$194,967
Issuance of Class A common stock under ESPP	51,833	—	—	—	159	—	—	159
Restricted stock award liability accretion	—	—	—	—	29	—	—	29
Stock-based compensation expense	—	—	—	—	673	—	—	673
Net loss	—	—	—	—	—	(16,339)	—	(16,339)
Other comprehensive loss	—	—	—	—	—	—	(473)	(473)
Balances at September 30, 2022	36,440,906	$365	5,553,379	$55	$539,459	$(359,471)	$(1,392)	$179,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited), continued
(In thousands, except share amounts)

	Redeemable convertible preferred stock		Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	—	$114,575	$(241,588)	$1	$(127,006)
Issuance of Series D1 redeemable convertible preferred stock, net of issuance costs of $1,278	22,086,725	78,338	—	—	—	—	—	—	—	—
Issuance of Series D2 redeemable convertible preferred stock, net of issuance costs of $19	413,268	1,470	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	787	—	—	—	—	(787)	—	—	(787)
Cumulative redeemable convertible preferred stock dividends	—	1,411	—	—	—	—	(1,411)	—	—	(1,411)
Issuance of Class A common stock upon exercise of common stock options	—	—	67,418	1	—	—	66	—	—	67
Issuance of restricted Class A common stock awards	—	—	248,903	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Net loss	—	—	—	—	—	—	—	(22,101)	—	(22,101)
Balances at March 31, 2021	155,521,633	$233,832	929,171	$9	—	—	$112,632	$(263,689)	$1	$(151,047)
Series D1 issuance costs	—	(64)	—	—	—	—	—	—	—	—
Series D2 issuance costs	—	(1)	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,184	—	—	—	—	(1,184)	—	—	(1,184)
Cumulative redeemable convertible preferred stock dividends	—	885	—	—	—	—	(885)	—	—	(885)
Issuance of Class A common stock upon exercise of common stock options	—	—	37,146	1	—	—	31	—	—	32
Stock-based compensation expense	—	—	—	—	—	—	390	—	—	390
Net loss	—	—	—	—	—	—	—	(11,831)	—	(11,831)
Other comprehensive income	—	—	—	—	—	—	—	—	(1)	(1)
Balances at June 30, 2021	155,521,633	$235,836	966,317	$10	—	—	$110,984	$(275,520)	$—	$(164,526)
Accretion of redeemable convertible preferred stock to redemption value	—	(210)	—	—	—	—	210	—	—	210
Cumulative redeemable convertible preferred stock dividends	—	451	—	—	—	—	(451)	—	—	(451)
Conversion of preferred stock to common stock	-155,521,633	(236,077)	24,200,920	242	6,903,379	69	235,766	—	—	236,077
Conversion of preferred stock warrants to Class A common stock warrants	—	—	—	—	—	—	23,760	—	—	23,760
Issuance of Class A common stock in initial public offering, net of issuance costs of $16,087	—	—	9,006,604	90	—	—	163,955	—	—	164,045
RSA liability accretion	—	—	0	—	—	—	5	—	—	5
Issuance of Class A common stock upon exercise of common stock warrants	—	—	268,718	2	—	—	11	—	—	13
Issuance of Class A common stock upon exercise of common stock options	—	—	6,595	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	0	—	—	—	584	—	—	584
Net loss	—	—	0	—	—	—	—	(24,987)	—	(24,987)
Balances at September 30, 2021	—	$—	34,449,154	$344	6,903,379	$69	$534,839	$(300,507)	$—	$234,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,359)	$(58,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,977	1,079
Stock-based compensation expense	2,914	1,165
Change in fair value of preferred stock warrant liability	—	19,643
Provision recorded for inventory	219	44
Noncash lease expense	846	—
Noncash interest expense	—	390
Loss (gain) on disposal of property and equipment	19	(18)
Accretion on investments	(237)	(4)
Loss on extinguishment of debt	—	3,100
Other	(116)	—
Changes in operating assets and liabilities:
Accounts receivable	346	(18)
Inventory	(5,472)	(5,247)
Prepaid expenses and other current assets	(152)	(2,552)
Other long-term assets	69	(653)
Accounts payable	(275)	(2,216)
Accrued expenses and other current liabilities	(2,770)	2,646
Deferred revenue	99	(520)
Other long-term liabilities	—	3
Net cash used in operating activities	(46,892)	(42,077)

Cash flows from investing activities:
Purchases of property and equipment	(5,929)	(1,251)
Proceeds from sale of property and equipment	—	20
Purchases of investments	(155,340)	—
Maturity of investments	55,000	15,000
Net cash (used) provided by investing activities	(106,269)	13,769
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,743
Proceeds from issuance of Class A common stock - stock option exercise	471	294
Proceeds from issuance of Class A common stock - employee stock purchase plan	159	—
Proceeds from issuance of restricted Class A stock award	—	523
Payments on finance lease obligations	(24)	—
Proceeds from initial public offering of Class A common stock, net of issuance costs	—	165,453
Proceeds from exercise of common stock warrants	—	13
Repayment of term loans	—	(26,159)
Payment of debt extinguishment fees	—	(1,866)
Net cash provided by financing activities	606	218,001
Net (decrease) increase in cash, cash equivalents and restricted cash	(152,555)	189,693
Cash, cash equivalents and restricted cash at beginning of period	178,671	30,179
Cash, cash equivalents and restricted cash at end of period	$26,116	$219,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$32	$1,891

Supplemental disclosure of non-cash investing activities
Establishment of property and equipment retirement cost asset	$—	$188
Establishment of right of use operating assets	$7,605	$—
Purchases of property and equipment in accounts payable	$11	$857

Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$366	$—
Assets acquired under capital lease	$—	$372
Offering costs included in accounts payable and accrued expenses	$—	$1,408
Conversion of preferred stock to common stock	$—	$235,766
Conversion of preferred stock warrants to common stock warrants	$—	$23,760
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,761
Cumulative redeemable convertible preferred stock dividends	$—	$2,747
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.
Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
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
Other than policies noted below, there have been no significant changes to the significant accounting policies during the three and nine months ended September 30, 2022, as compared to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2021 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	23.1%	32.1%	22.2%	16.4%
Customer B	19.5%	*	*	*
Customer D	*	11.4%	*	*
	42.6%	43.5%	22.2%	16.4%
____________________________
*– less than 10%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	September 30,	December 31,
	2022	2021
Customer A	29.8%	19.5%
Customer B	25.5%	*
Customer C	10.8%	*
Customer D	*	12.6%
Customer E	*	10.6%
Customer F	*	10.0%
	66.1%	52.7%
____________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There are no significant concentrations around a single third-party supplier or manufacturer for the three and nine months ended September 30, 2022 or 2021.
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
As of September 30, 2022 and December 31, 2021, the Company had no debt issuance costs on its condensed consolidated balance sheets. During the three months ended September 30, 2022 and 2021, the Company recorded zero and $0.1 million, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recorded zero and $0.4 million, respectively, of interest expense related to amortization of debt issuance costs in the condensed consolidated statements of operations.

Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At September 30, 2022 and December 31, 2021, the Company held cash of $0.2 million and $0.3 million, respectively, in banks located outside of the United States.
Restricted cash
As of September 30, 2022 and December 31, 2021, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company had $1.1 million of software development costs, net of amortization, capitalized in other long-term assets at September 30, 2022. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended September 30, 2022 and 2021, there was $0.1 million and zero, respectively, and for the nine months ended September 30, 2022 and 2021, there was $0.3 million and zero, respectively, of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
Fair value measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$936	$612	$598	$637
Warranty provisions	295	—	646	—
Warranty repairs	(320)	—	(333)	(25)
Balance, end of period	$911	$612	$911	$612
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
Contract balances from contracts with customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million and $0.3 million in contract assets as of September 30, 2022 and December 31, 2021, respectively, included in prepaid expenses and other current assets. These balances relate to unbilled amounts with commercial customers, as well as amounts due under the BARDA (as defined below) agreements.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of September 30, 2022 or December 31, 2021. Deferred revenue was $3.4 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended September 30, 2022 and 2021 that was included in deferred revenue at the prior period-end was $0.5 million and $0.7 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in deferred revenue at the prior period-end was $2.3 million and $3.6 million, respectively.

Non-commercial revenue
The Company has historically generated revenue from a long-term contract with the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (“BARDA”) a part of the U.S. government. The Company’s contracts with the U.S. government are typically subject to the Federal Acquisition Regulation (“FAR”) and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods or services provided under U.S. government contracts. In September 2017, the Company signed a contract with BARDA, which was subsequently modified on multiple occasions to increase the contract value and adjust the cost share reimbursement rate. Modifications were accounted for in accordance with the contract modification framework. The contract is a cost-reimbursable, cost-sharing arrangement, whereby BARDA reimburses the Company for a percentage of the total costs that have been incurred including indirect allowable costs. All funding under this contract was fully earned by the fourth quarter of 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product and service revenue — recurring	$2,908	$2,171	$8,066	$5,539
Product and service revenue — non-recurring	1,831	4,132	4,693	11,243
Non-commercial revenue — non-recurring	—	596	—	1,242
Total revenue	$4,739	$6,899	$12,759	$18,024
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$2,091	$4,313	$6,452	$10,086
Germany	1,413	298	2,238	1,263
Switzerland	608	899	2,096	2,989
All other countries	627	1,389	1,973	3,686
Total revenue	$4,739	$6,899	$12,759	$18,024
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three and nine months ended September 30, 2022 and 2021.
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
The Company measures all restricted common stock and restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock is the common stock value on the date of grant. The restricted common stock includes a repurchase right, whereas upon the occurrence of a specific event, the Company shall have the right to repurchase unvested restricted common stock shares. At September 30, 2022 and December 31, 2021, the Company had $0.3 million and $0.5 million, respectively, in unvested restricted Class A common stock liability included in other current liabilities and other long-term liabilities, respectively.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended September 30, 2022 and 2021, there were $0.5 million and zero, respectively, and for the nine months ended September 30, 2022 and 2021, there were $1.4 million and less than $0.1 million, respectively, of unrealized losses on short-term and long-term investments, net of tax, included in comprehensive loss.
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations related to their leasing arrangements. The update requires lessees to recognize most leases, with the exception of short-term leases if a policy election is made, on their balance sheets as a right-of-use ("ROU") asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term, measured on a discounted basis, while recognizing lease expense on their income statements in a manner similar to current GAAP. The guidance also requires entities to disclose key quantitative and qualitative information about its leasing arrangements.
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

	Fair value measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,652	$—	$—	$20,652
Short-term investments	89,062	—	—	89,062
Long-term investments	35,214	—	—	35,214
	$144,928	$—	$—	$144,928

	Fair value measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$173,755	$—	$—	$173,755
Short-term investments	15,110	—	—	15,110
Long-term investments	9,966	—	—	9,966
	$198,831	$—	$—	$198,831
During the three and nine months ended September 30, 2022 and 2021, respectively, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of short-term and long-term investments
Short-term and long-term investments, which consisted of U.S. Treasury bonds and notes and certificates of deposit, were valued by the Company using quoted prices in active markets for similar securities, which represents a Level 1 measurement within the fair value hierarchy.
4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Bills	$37,234	$—	$(126)	$37,108
U.S. Government Treasury Notes	52,553	—	(599)	51,954
	$89,787	$—	$(725)	$89,062
Long-term Investments
Certificates of Deposit	1,672	—	(32)	1,640
U.S. Government Treasury Notes - Maturity Up To Two Years	34,209	—	(635)	33,574
	$35,881	$—	$(667)	$35,214

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Bills	$4,983	$—	$(2)	$4,981
U.S. Government Treasury Notes	10,142	—	(13)	10,129
	$15,125	$—	$(15)	$15,110
Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	$9,966	$—	$—	$9,966
	$9,966	$—	$—	$9,966
5. Inventory
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$13,118	$10,135
Work in process	645	1,235
Finished goods	7,161	4,301
Total	$20,924	$15,671
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.9 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$2,112	$1,622
Contract asset	56	396
Deposits	1,207	1,262
Lease receivables, current portion	—	231
Other	726	440
	$4,101	$3,951
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$12,208	$13,277
Computer hardware and software	1,597	1,742
Office furniture and fixtures	589	745
Leasehold improvements	8,260	3,012
Construction-in-process	1,683	4,313
	24,337	23,089
Less: Accumulated depreciation	(11,107)	(11,785)
	$13,230	$11,304
Depreciation and amortization expense related to property and equipment was $0.6 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $1.7 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company had zero fully depreciated assets disposed of during the three months ended September 30, 2022 and 2021, and $2.3 million and less than $0.1 million fully depreciated assets disposed of during the nine months ended September 30, 2022 and 2021, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee compensation and benefits expense	$4,371	$3,569
Accrued vendor expenses	1,801	5,500
Accrued warranty expense	911	598
Deferred rent, current portion	—	131
Accrued taxes	230	781
Other	78	338
	$7,391	$10,917
On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involves an approximately 20% reduction in the Company’s workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. The Company recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. The Company made payments of $0.2 million during the three and nine months ended September 30, 2022 related to the Restructuring Plan and had $0.9 million recorded within accrued expenses as of September 30, 2022.
9. Long-term debt
There was no long-term debt outstanding as of September 30, 2022 or December 31, 2021.
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
The Company incurred debt issuance costs of $1.5 million in connection with the 2020 Term Loan including $0.9 million of professional fees and $0.6 million for the fair value of the warrants issued with the debt. Interest expense on the 2020 Term Loan totaled $0.7 million and $2.5 million for three and nine months ended September 30, 2021, respectively, which included amortization of the debt discount of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.
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
The table below quantifies the weighted average of the unobservable inputs used to fair value the preferred stock warrant liability prior to their conversion into common stock warrants:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Fair value of Series A1 preferred stock	$4.00	$3.01
Fair value of Series B1 preferred stock	$4.00	$3.26
Fair value of Series C1 preferred stock	$4.00	$3.30
Remaining contractual term (in years)	6.6	6.8
Risk-free interest rate	1.0%	1.2%
Expected dividend yield	— %	— %
Expected volatility	42.2%	42.0%

The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrant liability, prior to their conversion into common stock warrants, for which fair values are determined using Level 3 inputs (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Balance, beginning of period	$15,600	$4,117
Change in fair value of preferred stock warrants	8,160	19,643
Conversion of preferred stock warrants to common stock warrants	(23,760)	(23,760)
Balance, end of period	$—	$—
There were no outstanding preferred stock warrants as of September 30, 2022 or December 31, 2021.
12. Common stock and common stock warrants
As of September 30, 2022 and December 31, 2021, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares of $0.01 par value Class A common stock.
On June 25, 2021, the Company filed an amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (Class B common stock). Rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. On July 19, 2021, the Company filed an amended and restated certificate of incorporation which authorized Class A common stock and Class B common stock to 210,000,000 shares and 10,000,000 shares, respectively. As of September 30, 2022, there were 36,440,906 shares of Class A common stock issued and outstanding, and 5,553,379 shares of Class B common stock issued and outstanding.
Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of September 30, 2022, no cash dividends had been declared or paid.
As of September 30, 2022, the Company had reserved 20,216,677 shares of common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 13), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 13), shares of common stock for the exercise of outstanding common stock warrants and the conversion of Class B common stock.
Prior to its IPO, the Company issued warrants to purchase preferred stock in conjunction with previous financing arrangements. In connection with the IPO, all outstanding preferred stock warrants were automatically converted to Class A common stock warrants. The contractual terms of the converted Class A common stock warrants remained consistent with the original terms of the preferred stock warrants. The Company determined the event resulted in equity classification of the Class A common stock warrants and reclassified the fair value of the preferred stock warrant liability as of the IPO date into equity.

As of September 30, 2022, outstanding warrants to purchase common stock consisted of the following:

	September 30, 2022
Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021	10	Equity	975,109	$1.46
			1,022,303
As of December 31, 2021, outstanding warrants to purchase common stock outstanding consisted of the following:

	December 31, 2021
Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	25,835	$295.15
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021	10	Equity	975,109	$1.46
			1,030,944
13. Stock-based compensation
2010 Stock Option and Grant Plan
The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.
In March 2021, the Board of Directors approved an increase to the 2010 Plan shares of 382,889 shares. Following the effectiveness of the IPO, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that were issued under the 2010 Plan and are forfeited or canceled will be available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of September 30, 2022, there are 5,928,202 shares available for issuance under the 2021 Plan.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.2%	1.0%	2.1%	0.9%
Expected term (in years)	6.1	5.8	6.0	6.0
Expected volatility	44.4%	43.7%	43.2%	51.5%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,823,100	$5.06	7.62	$31,041
Granted	1,641,392	7.30
Exercised	(475,033)	0.99
Expired	(21,625)	13.91
Forfeited	(725,386)	12.01
Outstanding as of September 30, 2022	5,242,448	$5.11	7.64	$6,011
Options vested and expected to vest as of September 30, 2022	5,242,448	$5.11	7.64	$6,011
Options exercisable as of September 30, 2022	2,657,164	$3.03	6.37	$4,724
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $2.8 million and $0.4 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2022 and 2021 was $1.72 and $8.33, respectively, and during the nine months ended September 30, 2022 and 2021 was $3.20 and $4.05, respectively.
Restricted stock
In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. At September 30, 2022 and December 31, 2021, the Company had $0.3 million and $0.5 million, respectively, in unvested restricted common stock liability included in other current liabilities and other long-term liabilities, respectively. The restricted common stock is no longer vesting due to the employee's termination during the period, and the Company expects to settle the restricted common stock in accordance with contractual provisions.

The following table summarizes the Company’s restricted stock activity since December 31, 2021:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2021	248,903	$2.10
Granted	—
Vested	(93,338)	$2.10
Forfeited	—
Unvested as of September 30, 2022	155,565	$2.10
Restricted stock units
Restricted stock unit grants to employees have a three-year vesting term in which vesting occurs annually on the anniversary of the grant date. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The following table summarizes restricted stock units granted to Company employees during the nine months ended September 30, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2021	—
Granted	634,797	$7.36
Vested	—
Forfeited	(113,250)	$7.71
Unvested as of September 30, 2022	521,547	$7.29
The weighted average grant-date fair value per share of restricted stock units granted during the three and nine months ended September 30, 2022 was $3.64 and $7.36, respectively. There were no restricted stock units granted during the nine months ended September 30, 2021.
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
During the nine months ended September 30, 2022, there were 51,833 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three and nine months ended September 30, 2022. As of September 30, 2022, 693,807 shares were available for future issuance under the 2021 ESPP.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the three and nine months ended September 30, 2022 (there were no offering periods for the three and nine months ended September 30, 2021):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Risk-free interest rate	3.78%	2.60%
Expected term (in years)	0.5	0.5
Expected volatility	53.3%	49.1%
Expected dividend yield	0%	0%
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$118	$106	$387	$221
Research and development	93	57	266	106
Sales and marketing	93	76	370	158
General and administrative	369	345	1,891	680
Total stock-based compensation expense	$673	$584	$2,914	$1,165
As of September 30, 2022, total unrecognized compensation expense related to unvested stock options held by employees and directors was $7.9 million, which is expected to be recognized over a weighted average period of 2.6 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $3.0 million, which is expected to be recognized over a weighted average period of 2.5 years.
14. Income taxes
During the three and nine months ended September 30, 2022 and 2021, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2022 and December 31, 2021 the Company has recorded a full valuation allowance against its net deferred tax assets.

The Company files U.S. income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.
The Company has a branch in Germany that was under local examination for tax years 2016 through 2018. The Company adjusted the uncertain tax position as a result of the outcome of this tax examination, which concluded in the second quarter of 2022, resulting in an income tax benefit of $0.6 million for the nine months ended September 30, 2022.
15. Net loss per share
As of September 30, 2022, the Company had Class A common stock and Class B common stock. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.
The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(16,339)	$(24,987)	$(44,359)	$(58,919)
Accretion of redeemable convertible preferred stock to redemption value	—	210	—	(1,761)
Cumulative redeemable convertible preferred stock dividends	—	(451)	—	(2,747)
Net loss attributable to common stockholders—basic and diluted	$(16,339)	$(25,228)	$(44,359)	$(63,427)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	36,964,613	29,463,234	36,619,187	10,372,225
Weighted average Class B common shares outstanding—basic and diluted	5,553,379	5,852,865	5,785,056	1,972,394
Total shares for EPS—basic and diluted	42,517,992	35,316,099	42,404,243	12,344,619
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.38)	$(0.71)	$(1.05)	$(5.14)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.38)	$(0.71)	$(1.05)	$(5.14)
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

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	5,242,448	4,772,207
Unvested restricted common stock	677,112	—
Warrants to purchase common stock	286,324	294,965
Options to purchase common stock under ESPP	8,107	—
	6,213,991	5,067,172
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

	As Reported December 31, 2021	Adjustments ASC 842 Adoption	Adjusted January 1, 2022
Assets
Right-of-use assets, net, operating	$—	$6,039	$6,039
Right-of-use assets, net, financing	—	366	366
Property and equipment, net	11,304	(351)	10,953
Total	$11,304	$6,054	$17,358
Total assets	$241,169	$6,054	$247,223

Liabilities and Stockholders' Equity
Current liabilities:
Lease liabilities, short-term, operating	$—	$1,023	$1,023
Lease liabilities, short-term, financing	—	33	33
Accrued expenses	10,917	(160)	10,757
Total	$10,917	$896	$11,813
Total current liabilities	$18,166	$896	$19,062
Lease liabilities, long-term, operating	—	5,960	5,960
Lease liabilities, long-term, financing	—	341	341
Deferred rent, long-term	813	(813)	—
Other long-term liabilities	1,210	(330)	880
Total	$2,023	$5,158	$7,181
Total liabilities	$20,189	$6,054	$26,243
Total stockholders' equity	$220,980	$—	$220,980
Total liabilities and stockholders' equity	$241,169	$6,054	$247,223
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

The Company leases office and manufacturing space under operating lease agreements that have initial terms ranging from approximately 8 to 10 years. The Company leases furniture under a financing lease agreement that has an initial term of approximately 8 years. Some leases include one or more options to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term by up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise the option. Options to terminate a lease are excluded from the lease term when it is reasonably certain that the Company will not exercise the option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.
Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2022

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$893
Operating cash outflows - payments on financing leases	$32
Financing cash outflows - payments on financing leases	$24
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7,605
Financing leases	$366
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

September 30, 2022
Operating Leases:
Operating lease assets	$6,969

Accrued expenses and other current liabilities	$711
Operating lease liabilities	7,154
Total operating lease liabilities	$7,865

Financing Leases:
Office furniture and fixtures	$386
Accumulated depreciation	(57)
Net property, plant and equipment	$329

Current portion of long-term debt	$36
Long-term debt	313
Total financing lease liabilities	$349

Weighted-average remaining lease term - operating leases (in years):	6.79
Weighted-average remaining lease term - financing leases (in years):	6.75
Weighted-average discount rate - operating leases:	3.7%
Weighted-average discount rate - financing leases:	12.0%

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$297	$847
Financing lease cost - amortization of right-of-use asset	12	37
Financing lease cost - interest on lease liability	11	32
Short-term lease cost	14	45
Variable lease cost	138	454
Total lease cost	$472	$1,415
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2022. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for the three and nine months ended September 30, 2022.
In March 2022, the Company amended the lease for its office and manufacturing space in Lowell, Massachusetts (the “Amendment”). The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029. The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million. Included in the $4.6 million are leases with commencement dates expected later in 2022 and therefore are not recorded on the consolidated balance sheets as of September 30, 2022. The future minimum lease payments related to these leases are approximately $0.9 million. The Amendment qualified as a lease modification and resulted in a right of use asset and lease liability in the amount of $1.2 million and $1.3 million, respectively, recognized in March 2022, and an additional right of use asset and lease liability of $0.7 million recognized in May 2022.
Maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Operating Lease Maturities
2022 (excluding the nine months ended September 30)	$313
2023	1,273
2024	1,306
2025	1,339
2026	1,372
Thereafter	3,627
Total lease payments	$9,230
Less imputed interest	(1,094)
Total present value of lease liabilities	$8,136

Maturities of the Company’s financing lease liability as of September 30, 2022 were as follows (in thousands):

Financing Lease Maturities
2022 (excluding the nine months ended September 30)	$19
2023	75
2024	75
2025	75
2026	75
Thereafter	187
Total lease payments	$506
Less imputed interest	(157)
Total present value of lease liabilities	$349
Maturities of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ended December 31, 2021
2022	$1,139
2023	1,169
2024	1,199
2025	1,229
2026	1,044
Thereafter	1,953
Total minimum lease commitments	$7,733
17. Commitments and contingencies
Software subscription
During the year ended December 31, 2021, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of September 30, 2022, the Company had committed to minimum payments under this arrangement totaling $0.8 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had zero and $0.1 million accrued for the software subscription as of September 30, 2022 and December 31, 2021, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 and December 31, 2021.

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
18. Benefit plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.1 million to the plan during the three months ended September 30, 2022 and 2021, respectively, and made contributions of $0.6 million and $0.2 million to the plan during the nine months ended September 30, 2022 and 2021, respectively.

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
On July 19, 2021, we closed an initial public offering of our Class A common stock, or the IPO, which resulted in the sale of 7,920,000 shares of our Class A common stock at a public offering price of $20.00 per share, before underwriting discounts. The IPO resulted in gross proceeds of $158.4 million and net proceeds of approximately $143.8 million after deducting underwriting discounts, commissions and estimated offering expenses payable by us. Additionally, on August 4, 2021, the underwriters exercised their overallotment option in part and purchased 1,086,604 shares of Class A common stock at the initial public offering price of $20.00 per share less discounts and commissions. The overallotment option exercise resulted in net proceeds of approximately $20.2 million. Immediately prior to the completion of the IPO, all of the outstanding shares of our Series A1, Series B1, Series C1 and Series D1 preferred stock converted into 24,200,920 shares of Class A common stock and all of the outstanding shares of our Series C2 and Series D2 converted into 6,903,379 shares of Class B common stock. As of September 30, 2022, no shares of our preferred stock remained outstanding.
On August 11, 2022, our board of directors approved an organizational restructuring plan, or the Restructuring Plan, to right-size our cost structure based on our lowered 2022 outlook. We will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involves an approximately 20% reduction in our workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. We recorded a restructuring charge of approximately $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. We expect the Restructuring Plan to result in approximately $8.0 - $9.0 million in annualized cost savings by the first quarter of 2023.
On August 12, 2022, we announced our board of directors' decision to reject an unsolicited, non-binding proposal we received from Kennedy Lewis Investment Management LLC to acquire all of our outstanding common stock for $5.00 per share in cash and to commence a process to review our strategic alternatives. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until our board of directors has concluded that disclosure is appropriate or required.
Since our inception, we have incurred net losses in each year. We generated revenue of $4.7 million and $6.9 million for the three months ended September 30, 2022 and 2021, respectively, and incurred net losses of $16.3 million and $25.0 million for those same periods, respectively. We generated revenue of $12.8 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively, and incurred net losses of $44.4 million and $58.9 million for those same periods, respectively. As of September 30, 2022, we had an accumulated deficit of $359.5 million. We expect to continue to incur net losses for the foreseeable future in connection with our ongoing activities, including:
•growing sales of our products in both the United States and international markets by further expanding our sales and marketing capabilities;
•scaling our manufacturing and supply chain processes and infrastructure to meet growing demand for our products;
•investing in research and development to develop new products and further enhance our existing products;
•protecting and building on our intellectual property portfolio; and
•attracting, hiring and retaining qualified personnel.
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
We believe that our cash and cash equivalents and investments as of September 30, 2022 enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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
As access to customer sites and in-person engagement continued to gradually improve in the three months ended September 30, 2022 (and through the date of this Quarterly Report on Form 10-Q), we continue to gain deeper insight into the challenges the pandemic created for our customers in advancing capital purchasing decisions and for us in accurately assessing the timing of sales opportunities.
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
We are investing in these organizations and expect to continue to do so in the future. As part of this effort, we increased our direct sales and marketing team by 9% during the nine months ended September 30, 2022. We expect the productivity of new resources in this organization to be fully realized over time.
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of September 30, 2022, a majority of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform.

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

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	3	10	(7)	(70.0)%
Cumulative systems placed	123	113	10	8.8%
Systems validated:
Systems validated in period	4	5	(1)	(20.0)%
Cumulative systems validated	100	68	32	47.1%
Product and service revenue — total	$4,739	$6,303	$(1,564)	(24.8)%
Product and service revenue — recurring	$2,908	$2,171	$737	33.9%

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	7	26	(19)	(73.1)%
Cumulative systems placed	123	113	10	8.8%
Systems validated:
Systems validated in period	16	17	(1)	(5.9)%
Cumulative systems validated	100	68	32	47.1%
Product and service revenue — total	$12,759	$16,782	$(4,023)	(24.0)%
Product and service revenue — recurring	$8,066	$5,539	$2,527	45.6%
Growth Direct system placements
We consider a Growth Direct system to be “placed” upon transfer of control of the system to the customer, at which point the revenue for that system is recognized. We regularly review the number of Growth Direct systems placed and cumulative Growth Direct system placements in each period as a leading indicator of our business performance. Our revenue has historically been driven by, and in the future will continue to be impacted by, the rate of Growth Direct system placements as a reflection of our success selling and delivering our products. We expect our Growth Direct system placements to continue to grow over time as we increase placements into our existing customers and markets and expand into new customers and markets.
The number of Growth Direct system placements and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing, and access to customer sites (including COVID-19 related restrictions and the timing of customer site construction activities). As a result, we expect to experience continued variability in our period-to-period number of Growth Direct system placements due to the aforementioned factors.
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
Recurring revenue
We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 61.4% and 31.5% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. Recurring revenue was 63.2% and 30.7% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and validated in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate that will ultimately result in our recurring revenue constituting the majority of our revenue over the longer term.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system including our LIMS connection software, consumables, validation services, service contracts and field service as well as our contractual arrangement with BARDA. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended September 30, 2022	Percentage of total revenue	Three Months Ended September 30, 2021	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$3,209	67.7%	$4,824	69.9%
Service revenue	1,530	32.3%	1,479	21.4%
Non-commercial revenue	—	—%	596	8.6%
Total revenue	$4,739	100.0%	$6,899	100.0%

	Nine Months Ended September 30, 2022	Percentage of total revenue	Nine Months Ended September 30, 2021	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$8,212	64.4%	$12,630	70.1%
Service revenue	4,547	35.6%	4,152	23.0%
Non-commercial revenue	—	—%	1,242	6.9%
Total revenue	$12,759	100.0%	$18,024	100.0%

Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of September 30, 2022, we had placed 123 Growth Direct systems to over thirty customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and approximately 30% of globally approved cell and gene therapies.
Growth Direct systems
Growth Direct system revenue is a non-recurring product revenue stream that we recognize as revenue upon transfer of control of the system to the customer. The Growth Direct system is fully functional for use by the customer upon delivery and, as such, transfer of control occurs at shipment or delivery depending on contractual terms.
We expect our Growth Direct system revenue to continue to grow over time as we increase system placements into our existing customers and markets and expand into new customers and markets.
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
We expect consumable revenue to increase in future periods as our base of cumulative validated Growth Direct systems grows, those systems utilize our consumables on a recurring, ongoing basis and customers increase the rate of utilization of their systems.
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
Cost of non-commercial revenue primarily consisted of salaries and other personnel costs including stock-based compensation expense, consulting expense, materials, travel and other costs related to the revenue recognized as non-commercial revenue during the period. Our contract with BARDA was subject to the Federal Acquisition Regulation, or FAR, and is priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods or services provided under U.S. government contracts. All obligations under the BARDA contract were performed by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any costs of non-commercial revenue in the year ending December 31, 2022.
Research and development
Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology Growth Direct platform and products, which include:
•employee-related expenses, including costs for salaries, bonuses and other personnel costs including stock-based compensation expense, for employees engaged in research and development functions;
•the cost of developing, maintaining and improving new and existing product designs;
•the cost of hardware and software engineering;
•research materials and supplies;

•external costs of outside consultants engaged to conduct research and development associated with our technology and products; and
•information technology and facilities expenses, which include direct and allocated expenses for rent, maintenance of facilities and insurance as well as related depreciation and amortization.
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
General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our finance, legal, human resources and general management employees, as well as professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future periods as the number of administrative personnel grows to support increasing business size and complexity. We have also incurred incremental accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with operating as a public company. Additionally, we have incurred incremental expense associated with the unsolicited, non-binding proposal we received from Kennedy Lewis Investment Management LLC and our strategic alternatives review process. We anticipate that our general and administrative expenses will increase in the near future as we explore our strategic alternatives. These increases will likely include legal fees and fees to outside consultants, among other expenses.
Other income (expense)
Interest income (expense), net
Interest income (expense), net is comprised of interest cost associated with outstanding borrowings under our loan and security agreements, amortization of deferred financing costs and debt discounts associated with such arrangements. Income and accretion from investments is also included within this caption.
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
Other income (expense), net
Other income primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax (benefit) expense
We generated significant taxable losses during the three and nine months ended September 30, 2022 and 2021 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods. Additionally, as a result of a favorable outcome related to the tax examination for our Germany entity, we recorded an income tax benefit of $0.6 million for the nine months ended September 30, 2022.

Results of operations
Comparison of the three months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands)
Revenue:
Product revenue	$3,209	$4,824	$(1,615)	(33.5)%
Service revenue	1,530	1,479	51	3.4%
Non-commercial revenue	—	596	(596)	(100.0)%
Total revenue	4,739	6,899	(2,160)	(31.3)%
Costs and operating expenses:
Cost of product revenue	5,627	6,298	(671)	(10.7)%
Cost of service revenue	1,906	1,516	390	25.7%
Cost of non-commercial revenue	—	396	(396)	(100.0)%
Research and development	2,973	2,441	532	21.8%
Sales and marketing	3,930	3,063	867	28.3%
General and administrative	7,189	5,308	1,881	35.4%
Total costs and operating expenses	21,625	19,022	2,603	13.7%
Loss from operations	(16,886)	(12,123)	(4,763)	39.3%
Other income (expense):
Interest income (expense), net	575	(761)	1,336	(175.6)%
Change in fair value of preferred stock warrant liability	—	(8,160)	8,160	(100.0)%
Loss on extinguishment of debt	—	(3,100)	3,100	(100.0)%
Other expense, net	(21)	(823)	802	(97.4)%
Total other income (expense), net	554	(12,844)	13,398	(104.3)%
Loss before income taxes	(16,332)	(24,967)	8,635	(34.6)%
Income tax (benefit) expense	7	20	(13)	(65.0)%
Net loss	$(16,339)	$(24,987)	$8,648	(34.6)%
Revenue
Product revenue decreased by $1.6 million, or 33.5%. The decrease in product revenue was primarily the result of fewer Growth Direct system placements. The number of system placements and rate of growth varies from period-to-period due to factors including, but not limited to, the volume and timing of system orders. Higher shipments of consumables attributable to an increase in the cumulative number of validated Growth Direct systems had a favorable impact of $1.6 million on our revenue growth.
Service revenue increased by $0.1 million, or 3.4%. The increase in service revenue was primarily due to an increase in revenue from service contracts of $0.3 million related to an increase in the cumulative number of Growth Direct systems installed and on service contracts. This was partially offset by a $0.2 million decrease in validation and installation revenue due to lower system placements in the most recent three quarterly periods preceding the third quarter of 2022 as compared to the same periods in the prior year.
Non-commercial revenue was zero and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. All funding under our contract with BARDA was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

During the three months ended September 30, 2021, restrictions on travel and access to customer sites related to COVID-19, and its variants, negatively impacted our ability to sell, ship, install and validate systems, as well as train customers in certain geographies. Although travel restrictions have gradually eased in many geographies in the three months ended September 30, 2022, the impact of previous travel restrictions negatively impacted our product and service revenue in the period. While we expect these disruptions may continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.
Costs and operating expenses
Costs of revenue
Cost of product revenue decreased by $0.7 million, or 10.7%. The reduction in cost of product revenue was driven by fewer Growth Direct systems placed in the period, partially offset by an increase in consumables costs due to higher unit volume sold. On a net basis, these factors accounted for $0.6 million of the decrease in cost of product revenue. In addition, efficiency-related reductions in per-unit net labor and overhead in consumables contributed to cost reductions of $0.3 million and $0.5 million, respectively. These decreases were partially offset by an increase of $0.3 million in warranty costs and $0.4 million in other product cost of goods sold.
Cost of service revenue increased by $0.4 million, or 25.7%. This increase was driven by an increase of $0.3 million due to higher compensation and benefit related costs associated with validation and field service employees as well as an increase in travel-related costs correlating with an increase in field service and validation activity to support our growing base of Growth Direct systems in the field. The remaining $0.1 million of the increase in cost of service revenue was attributable to an increase in other costs.
Cost of non-commercial revenue was zero for the three months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021. All funding under our BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recording any corresponding costs in the year ending December 31, 2022.
Research and development

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$2,973	$2,441	$532	21.8%
Percentage of total revenue	62.7%	35.4%
Research and development expenses increased by $0.5 million, or 21.8%. This increase was primarily due to an increase of $0.2 million in employee-related costs due primarily to higher headcount and an increase in information technology and facility-related costs of $0.2 million to support growth including additional leased space to support our innovation initiatives. The remaining $0.1 million of the increase in research and development was attributable to an increase in other costs.
Sales and marketing

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$3,930	$3,063	$867	28.3%
Percentage of total revenue	82.9%	44.4%
Sales and marketing expenses increased by $0.9 million, or 28.3%. This increase was largely due to employee-related costs of $1.3 million primarily due to the restructuring expense recognized in conjunction with the August 2022 restructuring action as well as higher travel costs associated with our sales and marketing efforts in the third quarter of 2022. A $0.4 million increase in facilities and other costs also contributed to the increase. These increases were partially offset by a $0.8 million decrease attributable to non-recurring commercial consulting expenses and recruiting fees.

General and administrative

	Three months ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$7,189	$5,308	$1,881	35.4%
Percentage of total revenue	151.7%	76.9%
General and administrative expenses increased by $1.9 million, or 35.4%. This increase was primarily driven by increased legal, investor relations and other costs of $1.2 million incurred related to the Kennedy Lewis unsolicited offer and strategic process announced on August 12, 2022. Also contributing to the increase was $0.5 million in employee-related compensation and benefits driven by one-time severance charges associated with the August 2022 restructuring action. The remaining increase of $0.2 million was the result of a net increase in other general and administrative expenses.
Other income (expense)
Interest income (expense), net
Interest income (expense), net for the three months ended September 30, 2022 and 2021 was income of $0.6 million and expense of $0.8 million, respectively. The increase of $1.3 million, or 175.6%, was due to the repayment of our 2020 Term Loan in September 2021, as well as higher interest income resulting from higher interest rates in the third quarter of 2022.
Change in fair value of preferred stock warrant liability
The change in fair value of preferred stock warrant liability was zero for the three months ended September 30, 2022, compared to a loss of $8.2 million for the three months ended September 30, 2021. The loss in the prior year was due to an increase in the fair value of the underlying preferred stock immediately prior to conversion of common stock as a result of our IPO.
Loss on extinguishment of debt
Loss on extinguishment of debt was zero for the three months ended September 30, 2022, compared to a loss of $3.1 million for the three months ended September 30, 2021. The loss in the prior year was due to the repayment of our 2020 Term Loan in September 2021. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and net carrying value of the extinguished debt.
Other expense
Other expense decreased by $0.8 million, or 97.4%. The decrease was due to non-recurring expense related to the exit fee, or the Exit Fee, in the amount of $0.8 million paid to a former lender following the IPO in the third quarter of 2021, as described in more detail in Note 16 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Comparison of the nine months ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$8,212	$12,630	$(4,418)	(35.0)%
Service revenue	4,547	4,152	395	9.5%
Non-commercial revenue	—	1,242	(1,242)	(100.0)%
Total revenue	12,759	18,024	(5,265)	(29.2)%
Costs and operating expenses:
Cost of product revenue	13,220	17,900	(4,680)	(26.1)%
Cost of service revenue	5,478	3,997	1,481	37.1%
Cost of non-commercial revenue	—	1,282	(1,282)	(100.0)%
Research and development	9,463	6,926	2,537	36.6%
Sales and marketing	10,870	8,460	2,410	28.5%
General and administrative	19,687	12,135	7,552	62.2%
Total costs and operating expenses	58,718	50,700	8,018	15.8%
Loss from operations	(45,959)	(32,676)	(13,283)	40.7%
Other income (expense):
Interest income (expense), net	947	(2,603)	3,550	(136.4)%
Change in fair value of preferred stock warrant liability	—	(19,643)	19,643	(100.0)%
Loss on extinguishment of debt	—	(3,100)	3,100	(100.0)%
Other income (expense), net	70	(840)	910	(108.3)%
Total other income (expense), net	1,017	(26,186)	27,203	(103.9)%
Loss before income taxes	(44,942)	(58,862)	13,920	(23.6)%
Income tax (benefit) expense	(583)	57	(640)	(1,122.8)%
Net loss	$(44,359)	$(58,919)	$14,560	(24.7)%
Revenue
Product revenue decreased by $4.4 million, or 35.0%. The decrease in product revenue was primarily attributable to fewer Growth Direct system placements resulting in $6.4 million lower product revenue, partially offset by $2.2 million of higher volume of consumable shipments related to the increase in the cumulative number of validated Growth Direct systems.
Service revenue increased by $0.4 million, or 9.5%. The increase in service revenue was primarily due to a $0.9 million increase related to service contracts, driven by an increase in the cumulative number of validated Growth Direct systems. This increase was partially offset by a $0.5 million decrease in validation and installation revenue related to lower system placements during the period as compared to the prior year.
Non-commercial revenue was zero and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. All funding under our BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any non-commercial revenue in the year ending December 31, 2022.

Costs and operating expenses
Costs of revenue
Cost of product revenue decreased by $4.7 million or 26.1%. The reduction in cost of product revenue was driven by fewer systems placed in the period, partially offset by an increase in consumable costs due to higher unit volume sold. On a net basis, these factors accounted for a $2.2 million reduction in cost of product revenue. In addition, material cost savings, manufacturing efficiency, and other material related costs resulted in an additional $0.6 million reduction in cost of product revenue. The remainder of the decrease was attributable to a $1.1 million decrease due to manufacturing efficiencies in employee-related costs, including temporary labor, a $0.7 million decrease in net overhead expenses driven by production, as well as a $0.1 million reduction in other costs of product revenue.
Cost of service revenue increased by $1.5 million, or 37.1%. This increase was primarily due to $1.1 million of incremental spend on headcount-related costs and travel costs associated with additional validation and field service employees hired during 2021 and 2022 to support increased service activity. An increase in material costs of $0.4 million due to higher field service activity also contributed to the increase in cost of service revenue.
Cost of non-commercial revenue was zero for the nine months ended September 30, 2022, compared to $1.3 million for the nine months ended September 30, 2021. All funding under our BARDA contract was fully earned by the fourth quarter of 2021 and, as such, we do not currently anticipate recognizing any corresponding costs in the year ending December 31, 2022.
Research and development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$9,463	$6,926	$2,537	36.6%
Percentage of total revenue	74.2%	38.4%
Research and development expenses increased by $2.5 million, or 36.6%. This increase was primarily due to an increase of employee-related costs due primarily to additional headcount as well as the timing of hiring and terminations. Higher information technology and facility-related charges to support growth including additional leased space to support our innovation initiatives at our Lowell, Massachusetts, facility also contributed to this increase.
Sales and marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$10,870	$8,460	$2,410	28.5%
Percentage of total revenue	85.2%	46.9%
Sales and marketing expenses increased by $2.4 million, or 28.5%. This increase was primarily due to an increase in employee-related costs of $3.1 million related to the expansion of our sales and marketing organizations, an increase of $0.7 million in other sales and marketing costs, and a $0.6 million restructuring charge recognized in the third quarter of 2022. This increase was partially offset by a $2.0 million decrease in non-recurring commercial consulting expenses which were incurred primarily related to our IPO.

General and administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$19,687	$12,135	$7,552	62.2%
Percentage of total revenue	154.3%	67.3%
General and administrative expenses increased by $7.6 million, or 62.2%. This increase was primarily due to a $3.2 million increase in employee-related costs driven primarily by timing of new headcount additions primarily in 2021, and one-time severance charges related to the August 2022 restructuring. Costs to operate as a public company including business insurance and compensation of the non-employee members of our board of directors resulted in $1.5 million in incremental expense. In addition, during the third quarter of 2022, the Company incurred increased legal, investor relations and other expenses of $1.4 million associated with the Kennedy Lewis unsolicited offer and efforts surrounding the strategic alternatives process announced on August 12, 2022. Also contributing to the cost increase was an increase in rent and depreciation expense of $1.2 million due to the addition of our Lexington, Massachusetts, facility during 2021, related depreciation of leasehold improvements and increased software costs due to a new enterprise resource planning (ERP) system implementation that was completed in late 2021. The remainder of the increase was attributable to a net increase of $0.3 million in other general and administrative expenses.
Other income (expense)
Interest income (expense)
Interest income (expense) for the nine months ended September 30, 2022 and 2021 was income of $0.9 million and expense of $2.6 million, respectively. The increase of $3.6 million, or 136.4%, was due to the repayment of our 2020 Term Loan in September 2021, as well as higher interest income resulting from higher interest rates in the third quarter of 2022.
Change in fair value of preferred stock warrant liability
The change in fair value of preferred stock warrant liability was zero for the nine months ended September 30, 2022 compared to a loss of $19.6 million for the nine months ended September 30, 2021. The increase in value during the nine months ended September 30, 2021 was due primarily to an increase in the fair value of the underlying preferred stock, which is used to determine the value of preferred stock warrants, to reflect the IPO price. The increase in fair value was recorded upon the IPO prior to the conversion to Class A common stock warrants and reclassification to equity.
Loss on extinguishment of debt
Loss on extinguishment of debt was zero for the nine months ended September 30, 2022, compared to a loss of $3.1 million for the nine months ended September 30, 2021. The $3.1 million loss was incurred as a result of the repayment of the 2020 Term Loan. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and net carrying value of the extinguished debt.
Other income (expense)
Other income (expense) increased by $0.9 million. The increase was due to a non-recurring expense related to the payment of a loan agreement Exit Fee in the third quarter of 2021 as described in Note 16 to our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Income tax (benefit) expense
Income tax (benefit) expense was a benefit of $0.6 million for the nine months ended September 30, 2022 compared to an expense of less than $0.1 million for the nine months ended September 30, 2021. Both the benefit and the expense recorded related to our German subsidiary. During the nine months ended September 30, 2022, we adjusted an uncertain tax liability we had recorded for that subsidiary as a result of the favorable outcome of an examination for the tax years 2016 through 2018, resulting in the favorable income tax benefit in the period.
Liquidity and capital resources
Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowing under loan agreements, revenue from sales of our products and services as well as under our contracts with BARDA and proceeds from our IPO.
On August 11, 2022, our Board of Directors approved the Restructuring Plan to right-size our cost structure based on our lowered 2022 outlook. We will continue to invest in key growth initiatives including enhanced commercial capabilities and key product development programs that are expected to drive future revenue growth. We recorded a restructuring charge of approximately $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. We made payments of $0.2 million during the three and nine months ended September 30, 2022 related to the Restructuring Plan and have $0.9 million recorded within accrued expenses as of September 30, 2022.
We believe that our cash, cash equivalents and short- and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were issued.
As of September 30, 2022, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

September 30, 2022

Cash and cash equivalents	$25,832
Short-term investments	89,062
Long-term investments	35,214
Restricted cash	284
Total	$150,392
Contractual obligations and commitments
In March 2022, we amended the lease for our office and manufacturing space in Lowell, Massachusetts or the Amendment. The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029. The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(46,892)	$(42,077)
Net cash (used) provided by investing activities	(106,269)	13,769
Net cash provided by financing activities	606	218,001
Net (decrease) increase in cash and cash equivalents and restricted cash	$(152,555)	$189,693

Operating activities
During the nine months ended September 30, 2022, operating activities used $46.9 million in cash, primarily as a result of our net loss of $44.4 million and net changes in our operating assets and liabilities of $8.2 million, partially offset by non-cash charges of $5.6 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted of an increase in inventory of $5.5 million driven by an increase in finished goods and raw material inventory to support increased production volume and build safety stock in consumables, as well as a decrease in accounts payable of $0.3 million, a decrease in accrued expenses and other current liabilities of $2.8 million, and an increase in prepaid and other assets of $0.2 million. The cash used by operating assets and liabilities was partially offset by a decrease in accounts receivable of $0.3 million, and an increase in deferred revenue of $0.1 million.
During the nine months ended September 30, 2021, operating activities used $42.1 million in cash, primarily as a result of our net loss of $58.9 million and net changes in our operating assets and liabilities of $8.6 million, partially offset by non-cash charges of $25.4 million, which included a non-cash charge for the change in fair value of our preferred stock warrant liability of $19.6 million and a debt extinguishment loss of $3.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of increases in inventory of $5.2 million driven by an increase in finished goods and raw material inventory to support increased production volume and to build safety stock, an increase in prepaid and other assets of $2.6 million driven by an increase in prepaid business insurance, as well as decreases in accounts payable of $2.2 million and deferred revenue of $0.5 million. The cash used by operating assets and liabilities was partially offset by an increase in accrued expenses and other liabilities of $2.6 million.
Investing activities
During the nine months ended September 30, 2022, net cash used in investing activities was $106.3 million, due to purchases of investments of $155.3 million and purchases of property and equipment of $5.9 million, partially offset by maturities of investments of $55.0 million. The net cash used to purchase short- and long-term investments was the single largest contributor to our decrease in cash and cash equivalents and restricted cash for the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, net cash provided by investing activities was $13.8 million, with cash provided by maturities of investments of $15.0 million partially offset by purchases of property and equipment of $1.3 million.
Financing activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $0.6 million, and was primarily related to the issuance of Class A common stock upon stock option exercises and in connection with purchases under our 2021 Employee Stock Purchase Plan.
During the nine months ended September 30, 2021, net cash provided by financing activities was $218.0 million, consisting of net proceeds from the IPO of $165.5 million, net proceeds of $79.7 million from the issuance of redeemable convertible preferred stock in March 2021 and $0.8 million in proceeds from the issuance of restricted common stock purchased by an employee and stock option exercises. These cash proceeds were partially offset by the repayment of the 2020 Term loan of $26.2 million and payment of debt extinguishment fees of $1.9 million in September 2021.
Seasonality
Our revenues vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that can impact our ability to deliver products and provide onsite services to our customers during those periods. We expect this volatility to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. In addition, trends may vary in the future as our revenue mix shifts from non-recurring to recurring revenues.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of the IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•our customers’ tendency to purchase our Growth Direct system, including multiple systems, in a single transaction, resulting in significant variations in sales of our systems over time;
•the level of demand for our platform and solutions, which may vary significantly;
•the length of time of the sales cycle for purchases of our systems;
•seasonality in our business due to our customers’ budgetary cycles and time off during the summer vacation;
•lead time needed for validation prior to our customers’ using and purchasing our consumables;
•changes in demand for our consumables;
•the timing and cost of, and level of investment in, technology development and commercialization activities, which may change from time to time;
•the start and completion of manufacturing runs;
•system repairs or replacements that may impact our customers’ confidence in us and our products and our reputation in the market;
•the relative reliability and robustness of our platform;
•the introduction of new products or product enhancements by us or others in our industry;
•expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;
•future accounting pronouncements or changes in our accounting policies;
•the ability of our sales organization to design and execute effective sales processes; and

•general market conditions and other factors, including factors, such as inflation, unrelated to our operating performance or the operating performance of our competitors.
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
Our actual business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, including our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness and the lead time needed for validation of our systems prior to customers using and purchasing our consumables, as well as the impact of global economic uncertainty and financial market conditions, geopolitical events, such as the conflict in Ukraine, rising inflation, rising interest rates, and the COVID-19 pandemic, all of which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the COVID-19 pandemic and current macro-economic uncertainty, and, as a result, the ultimate impacts of the COVID-19 pandemic and/or the current macro-economic environment are highly uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, we may experience adverse effects on our business and reputation and the price of our common stock could decline.
In January 2022, we announced that our actual commercial revenue for the fiscal year ended December 31, 2021 was below our previous guidance, and in August 2022, we announced a downward revision in our commercial revenue guidance for the fiscal year ended December 31, 2022. Given the uncertainty surrounding our ability to design and execute more effective sales processes, generate and convert sufficient sales leads with new customers and place additional systems with existing customers, we may continue to fail to meet our publicly announced guidance in the future. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. Investors are urged to exercise caution when using our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our business strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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
As a result of the ongoing COVID-19 pandemic, we have and may in the future experience severe disruptions, including:
•interruption of or delays in receiving products and supplies from the third parties we rely on to, among other things, manufacture components for our Growth Direct system and consumables, due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, which may impair our ability to sell our products;
•limitations on our business operations by local, state, or the federal government that could impact our ability to sell our products;
•on-site visit limitations and prohibitions imposed by customers that could impact our ability to engage in pre-sales activities, such as in-person meetings and site visits, and to provide post-sale activities, such as installation and validation, training and service and support;
•delays in customers’ purchasing decisions and negotiations with existing and potential customers;
•business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions; and
•limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
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
Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;
•the required approval of the holders of at least two-thirds of the shares entitled to vote thereon to (i) effect a reorganization, recapitalization, share exchange, share classification, consolidation, conversion or merger, (ii) sell, lease, exchange, transfer or otherwise dispose of all or substantially all of our assets, or (iii) dissolve our company or revoke a dissolution of our company;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
On August 12, 2022, we announced our board of directors’ decision to reject an unsolicited, non-binding proposal we received from Kennedy Lewis Investment Management LLC to acquire all of our outstanding common stock for $5.00 per share in cash and the commencement of a process to review strategic alternatives. Our board of directors will review and consider a full range of possible alternatives, including, among other things, a possible sale, merger, strategic partnership or refinancing. We currently have no commitments or agreements with respect to any particular transaction, and there can be no assurance that our review of strategic alternatives will result in any strategic transaction. If our board of directors decides to proceed with a strategic transaction, it may not be at a price that our investors view as attractive relative to the value of our standalone strategic plan. Additionally, the closing of any such transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, regulatory factors, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. If our board of directors decides not to proceed with a strategic transaction, this could have a negative effect on the market price and volatility of our common stock. In either case, we may incur substantial expenses associated with identifying and evaluating potential strategic transactions, the process may be time consuming and disruptive to our business, and we may be subject to costly and time-consuming litigation regarding our board of directors’ decision to proceed or not to proceed with a strategic transaction. Speculation and uncertainty regarding this process, including other actions taken by third parties, regardless of whether we are able to complete a strategic transaction, may also have a negative effect on:
•the market price and volatility of our Class A common stock;
•customer confidence in our business, products and services;
•our existing and potential future relationships with suppliers; and
•our ability to attract and retain key personnel who are necessary to the operation of the business, marketing and sales of our systems, and development of additional products.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-40592	3.1	7/21/2021
3.2	Amended and Restated Bylaws	8-K	001-40592	3.2	7/21/2021
3.3	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Rapid Micro Biosystems, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock	8-A	001-40592	3.1	8/12/2022
3.4	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of Rapid Micro Biosystems, Inc. classifying and designating the Series B Junior Participating Cumulative Preferred Stock	8-A	001-40592	3.2	8/12/2022
4.1	Stockholder Rights Agreement, dated as of August 11, 2022, between Rapid Micro Biosystems, Inc. and Computershare Trust Company, N.A., as Rights Agent	8-A	001-40592	4.1	8/12/2022
10.1^	Separation Agreement, dated as of August 24, 2022, between Rapid Micro Biosystems, Inc. and Richard Keys					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
^    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 10, 2022

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)