Form 10-K
period 2022-12-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2023-03-10
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40592
Rapid Micro Biosystems, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8121647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Pawtucket Boulevard West, Suite 280 Lowell, MA	01854
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (978) 349-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	RPID	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Class A common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was 24,145,209.
The number of shares of the registrant’s Class A common stock, par value $0.01, outstanding as of March 7, 2023 was 36,635,108.
The number of shares of the registrant’s Class B common stock, par value $0.01, outstanding as of March 7, 2023 was 5,553,379.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•our business strategy for our Growth Direct platform and systems;
•our future results of operations and financial position, including our expectations regarding revenue, gross margin, operating expenses and ability to generate cash flow;
•our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our management of inventory and supply chain, our research and development activities and the expansion of our sales, marketing, manufacturing and distribution capabilities;
•our ability to maintain and expand our customer base for our Growth Direct platform and systems;
•our exploration of strategic alternatives for the Company;
•the effectiveness of enhancements of our sales processes;
•the impact of our restructuring on the Company;
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
•our expectations regarding the potential impact of the ongoing coronavirus pandemic on our business, operations and the markets in which we and our customers operate;
•our expectations regarding the potential impact of inflation and fluctuations in interest rates on our business and operating costs; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
TRADEMARKS
Solely for convenience, our trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties as part of your evaluation of an investment in our Class A common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability;
•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter;
•Our success depends on the success of our Growth Direct platform, which may not be achieved or maintained;
•Our operating results have fluctuated significantly in the past and will fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations;
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could adversely affect our business, reputation and financial results and cause our stock price to decline;
•If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and service contracts to existing customers declines, our future operating results would be adversely affected;
•We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations;
•The ongoing coronavirus pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results;
•The continued success of our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control, or MQC, testing;
•It may be difficult for us to implement our strategies for improving growth;
•We may not successfully implement our strategy to expand our Growth Direct platform to customers who manufacture cell and gene therapies;
•The size of the markets and forecasts of market growth for automated MQC testing and other of our key performance indicators are based on a number of complex assumptions and estimates, and may be inaccurate;
•New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all;
•Our customers use our Growth Direct platform as part of their quality-control workflow, which is subject to regulation by the FDA and other comparable regulatory authorities;
•If we are unable to manage our inventory and support demand for the Growth Direct platform, as well as our future product offerings, our business could suffer;
•We have limited experience in marketing and sales, and if we are unable to improve the effectiveness of our marketing and sales organization to adequately expand our business with new and existing customers and address our customers’ needs or to expand our customer base, our business may be adversely affected;
•Our organizational restructuring plan, including a reduction in workforce, announced in August 2022, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business;

•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy;
•If we cannot compete successfully, we may be unable to increase or sustain our revenue, or achieve and sustain profitability;
•We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive;
•Due to the significant resources required to enable access in new markets, we must make strategic and operational decisions to prioritize certain markets, products and services. We may expend our resources to access markets and develop products and services that do not yield meaningful revenue or we may fail to capitalize on markets, products or services that may be more profitable or with a greater potential for success;
•The Growth Direct platform may contain undetected errors or defects and may not meet the expectations of our customers, which means our business, financial condition, results of operations and prospects could suffer;
•Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop;
•If we lose key management, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may be materially harmed;
•If our sole manufacturing and development facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our manufacturing and development efforts will be jeopardized;
•Our manufacturing operations are dependent upon third-party suppliers, including single-source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business;
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including the Growth Direct platform, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired;
•Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time;
•The market price of our Class A common stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for our stockholders; and
•If our Class A common stock is delisted from the Nasdaq Global Select Market, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease.
•We have been, and may continue to be, subject to the actions of activist shareholders, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

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
Overview
We are an innovative life sciences technology company providing mission critical automation solutions to facilitate the efficient manufacturing and fast, safe release of healthcare products such as biologics, vaccines, cell and gene therapies, and sterile injectables. Our flagship Growth Direct platform automates and modernizes the antiquated, manual microbial quality control, or MQC, testing workflows used in the largest and most complex pharmaceutical manufacturing operations across the globe. The Growth Direct platform brings the quality control lab to the manufacturing floor, unlocking the power of MQC automation to deliver the faster results, greater accuracy, increased operational efficiency, better compliance with data integrity regulations, and quicker decision making that our customers rely on to ensure safe and consistent supply of important healthcare products.

Rapidmicro
biosystems

Proprietary Consumables

Data & Software

Global Validation & Support Services

Data Integrity

Operational Efficiency

Insight & Accuracy

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
MQC is a ubiquitous and critical testing process, executed daily at massive scale globally, that ensures pharmaceutical manufacturing facilities and products are free of microbial contamination from exogenous microorganisms such as bacteria, mold, and other foreign substances. MQC ensures the safety of final drug products released for patient use, via the constant testing for microbial contamination of raw materials, production environments, personnel, and in-process and final sterility testing for drug products. A single drug production facility may conduct anywhere from tens of thousands to over one million MQC tests per year to ensure product quality. This testing is mandated and closely monitored by the U.S. Food and Drug Administration, or the FDA, and other global regulatory agencies to ensure the safety of all pharmaceutical products, with serious regulatory and financial consequences for lack of compliance.

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
The Growth Direct platform fully automates and digitizes the process of pharmaceutical MQC and enables our customers to perform this critical testing process more efficiently, accurately, and securely. Our platform comprises the Growth Direct system, proprietary consumables, lab information management system, or LIMS, connection software, and comprehensive customer support and validation services. Our Growth Direct system is a fully automated, high throughput instrument for daily processing of MQC samples on our proprietary consumables—a microbiology quality control lab in a box. We have achieved an automated method that is faster and produces more accurate, reliable and accessible data than the traditional method. The Growth Direct platform delivers faster results in half the time, and with its higher testing throughputs and capacity can absorb the vast majority of daily MQC testing in any facility. Our system increases accuracy and efficiency through full automation of the MQC process. Customers depend on Growth Direct’s robust security, connectivity, and data integrity capabilities, reinforced by its high reliability.
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
We employ direct commercial and service teams that drive the adoption of our products globally. We create a superior user experience from pre-sales, to onboarding, consultative validation services, onsite technical training, and continued customer support throughout our relationship. We have a scalable commercial infrastructure including a direct sales force in North America and Europe. This is supplemented with an extensive and highly specialized customer service and validation infrastructure. This infrastructure ensures successful on-boarding of the Growth Direct through both initial validation and follow-on purchases throughout the entire customer site network, where the highest volume sites may require dozens of Growth Direct systems. We currently have customers across approximately 75 sites in 14 countries and the majority of our customers have multiple Growth Direct systems and have deployed Growth Direct across multiple facility locations.

We launched our current, second generation Growth Direct system in 2017 and have placed 125 systems and sold over 3 million consumables globally. Our customer base includes over half of the top twenty largest pharmaceutical companies as measured by revenue and the manufacturers of 25% of globally approved cell and gene therapies, including approximately 60% of approved gene-modified autologous CAR-T cell therapies. Once installed and validated in our customers’ facilities, Growth Direct provides for recurring revenues through ongoing consumables and service contracts.
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
To guarantee the quality of the end products and the safety of patients who receive them, manufacturers must ensure that their products are free of potentially harmful microbial contamination. This requirement creates a considerable operational challenge, as the natural environment is rife with microorganisms that could pose serious risk to patients should they transit into these clean rooms and contaminate any aspect of the manufacturing process. Consequently, pharmaceutical companies must maintain strict sterility control in their manufacturing facilities by vigilantly monitoring their sites, equipment, and finished drugs, and responding quickly to any microbial contamination. This is accomplished through MQC testing, which generally encompasses four specific applications for testing of microbial contamination:
•Environmental Monitoring (EM)—tests the manufacturing environment, including circulating air, exposed surfaces, and personnel, and represents approximately 65-70% of global MQC test volume;
•Water (W)—tests any purified water used at any stage of the drug production process, including water for injection, or WFI, and represents approximately 15% of global MQC test volume;
•In-Process Bioburden (BB)—tests raw materials, drug substance and in-process product, and represents approximately 15% of global MQC test volume; and
•Sterility Release (ST)—final testing of finished product to ensure sterility before the product is released for commercial sale, and represents less than 5% of global MQC test volume.
MQC testing occurs at high volumes due to its importance across all dimensions of a pharmaceutical manufacturing operation and must be executed daily and implemented across all production lines. As a result, pharmaceutical manufacturing facilities may conduct as many as tens of thousands to over one million tests per year.
Legacy MQC techniques and key challenges
The traditional method of MQC testing involves detection of viable organisms by a process known as “growth promotion.” In this process, samples are collected from a manufacturing site (e.g., on equipment, water, raw materials) and deposited by various methods onto plates with a matrix (typically agar) containing growth media with nutrients that encourage microbial growth. These plates are hand-labeled, inventoried, and physically transported to a centralized MQC lab. The plates are incubated under various conditions favorable for microbial growth; a manufacturing operation may simultaneously maintain multiple different incubation conditions and processes. If the original sample is contaminated with microbial organisms, the transferred organisms will divide and expand on the test plate, eventually forming visible colonies on the surface of the growth media. Technicians inspect these plates manually, counting colonies and recording their counts by hand. Visualization of colonies indicates the original presence of viable—that is, living—organisms from the sampled location or substance, and a likely microbial contamination for investigation and remediation.

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
The traditional method poses several operational problems:
•Delayed results — Colonies must grow to a certain size, typically 10 million cells, before the human eye is able to detect them. Across the range of organisms and incubation protocols that facilities handle, this growth time can range from 5-14 days. Until then, no definitive result can be determined, which delays any dependent processes.
•Test subjectivity — Once growth has occurred, a human operator will count the colonies and decide whether the number of colonies meets or exceeds their organization’s threshold for remediation. However, colonies can grow together or overlap completely, or can be mistaken for other artifacts, confounding operators’ ability to generate an accurate, subjective count, especially given the fact that human operators can only check plates a few times during the incubation cycle.
•Vulnerability to errors — Operators must manually categorize, label, track and manage numerous plates through a complex multi-step, multi-day process of incubation and analysis, risking the loss or mishandling of samples. Manual analysis of samples also requires human data collection and entry, introducing risk of mistakes during recording and transcription of data.
•Lack of data integrity and audit controls — The manual, traditional method of data handling faces challenges in meeting the current regulatory standards requiring data integrity. Current processes, which are often paper based, introduce risk of erroneous or fraudulent data as critical data entry points are reliant on the experience, state of mind, and motives of the individual recording them.
•Laborious process — Manual growth promotion is a labor-intensive, multi-step process that requires operators to cycle samples through incubators multiple times per day as they check for growth and often requires physical transport from a manufacturing facility to a centralized lab.
Lapses in traditional MQC processes and potential contamination have resulted in increased regulatory scrutiny and organizational risk, leading to lengthy regulatory investigations and costly enforcement actions in addition to product loss and resulting lost revenue. The risks and costs of inadequate traditional MQC testing include:
•Global data integrity risk — 40-50% of all warning letters issued globally contain a data integrity component.
•Lengthy regulatory investigations — The time to resolution of FDA 483s and warning letters is approximately 6-24 months, and even longer in some cases.
•FDA enforcement action risk — Risk of significant and costly FDA enforcement actions, up to and including consent decrees.
•Significant product loss — Up to $100 million annual product loss per company due to MQC failures has been observed in recent years.
•Shareholder value destruction — Potential shareholder value destruction in the hundreds of millions to billions of dollars due to MQC issues, resulting product and financial issues, potential customer concerns, and impact from negative press.
In the last several years alone, there have been numerous publicized incidents involving leading pharmaceutical companies that highlight the risk of poorly controlled, manual MQC testing and protocols, resulting in lengthy site closures, CRLs, and delays to product approvals.

Furthermore, regulatory compliance pressures in the pharmaceutical industry have generally increased over the past decade. More specifically, the proportion of FDA warning letters containing a data integrity complaint has risen in recent years, as the agency devotes greater attention to that topic. We expect there to be continued regulatory scrutiny as the industry shifts to more complex biological manufacturing and manufacturing returns domestically.
Key MQC automation growth drivers
We believe several industry trends are driving the need for MQC automation, including:
•Increasing regulatory scrutiny — Regulatory compliance pressures in the pharmaceutical industry have increased over the past decade, as mentioned above.
•Increasing data integrity scrutiny and need for remote, real-time monitoring of facilities — Facing increased data integrity scrutiny from regulatory authorities in their quality control lab and manufacturing areas, pharmaceutical manufacturers must focus on meeting these regulatory requirements as defined by the FDA and other international regulatory bodies.
•Expansion of high growth biologics and advent of new, more complex therapeutic modalities such as cell and gene therapies — The global prescription drug market is large and growing, driven in part by the rise in the burden of chronic diseases and the growing demand for innovative therapies such as biologics and cell and gene therapies. Biologics, cell, and gene therapies require complex multi-step manufacturing processes which demand efficient automated MQC processes.
•Greater efficiency and focus on six sigma lean manufacturing principles — The pharmaceutical industry is under significant pressure to commercialize products faster in order to maximize their patent life. There is continued focus on concepts such as lean manufacturing and six sigma to drive efficiencies in the manufacturing process and a greater emphasis on automating MQC testing to reduce errors and decrease manufacturing lead times and inventory requirements in supply chains.
•Rebuilding of domestic growth supply chain / increasing scrutiny of outsourced materials with focus on reshoring drug development process — We believe the reshoring of manufacturing operations will further necessitate the need for efficient automated MQC testing.
•Labor shortages — With labor shortages facing many companies in the global pharmaceutical industry, we believe that automated MQC processes can not only make their manufacturing processes more efficient and cost-effective but also help mitigate worker scarcity.
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
The figure below shows the time to detection, or TTD, and time to result, or TTR, in hours for a wide range of pharma lab-relevant microorganisms using the Environmental Modeling, or EM, application on the Growth Direct system compared to the time to detection / time to result window using traditional manual tests (72+ hours).

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

The Growth Direct system
Our current, second-generation Growth Direct system, launched in 2017, reflects our deep experience with delivering automation to the MQC market. The Growth Direct system is a fully automated, high throughput system for processing MQC samples—a microbiology quality control lab in a box. The Growth Direct system contains two high-capacity incubators, an advanced imaging system and internal robotics for sample handling. The system enables walk-away bulk sample loading, holding 700 of our consumables per system. Its dual, independently controlled incubators automatically manage multi-temperature incubation protocols. Onboard imaging and vision software detects and counts microbial growth, delivering test results in half the time of the manual method. The system’s compact 57” x 39” x 95” size delivers these benefits in a footprint that allows customers to place the Growth Direct system directly in manufacturing suites of various sizes compared to the traditional method, where samples are often required to be transferred to a centralized lab. Co-location in manufacturing minimizes delays to incubation and errors introduced by sample transfer to the quality control lab. The Growth Direct system brings the lab to the manufacturing floor, for automated MQC testing, anywhere in the facility or manufacturing campus.
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
We began beta testing of our rapid sterility test with one of our existing global customers in 2022. When commercialized, we expect our rapid sterility test will reduce the traditional method’s 14-day time to results by at least 50%, permitting faster final release, with the goal of speeding critical drugs and vaccines to market. When released, we expect our rapid sterility test will also deliver the other benefits of the Growth Direct platform, including increased efficiency, reduced risk of errors, and enabling data integrity compliance. Our development program was supported by contract funding from U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority, or BARDA, which is supporting the development of improvements in vaccine production methods that accelerate the availability of vaccines against viruses with pandemic potential.
Growth Direct LIMS connection software
Our Growth Direct software allows for two-way integration to LIMS, enabling a fully paperless workflow. The bi-directional LIMS connection uses the widely supported comma-separated values, or CSV, file format to communicate, delivering compatibility with all existing LIMS. The connection supports the use of LIMS for Growth Direct created barcodes that are applied to our consumables. After sampling, the consumables are loaded into the Growth Direct system, which performs the incubation, detection and enumeration of colonies. Final results are automatically uploaded to the LIMS. This eliminates the risk of human error that could arise from manually entering the results, while improving efficiency. Moreover, the LIMS connection eliminates the need to use paper in the lab and delivers information to stakeholders in a secure manner, designed to enable compliance with data integrity regulations.

Our service team works directly with customers’ IT teams to help integrate Growth Direct software into their LIMS for seamless connectivity.
Validation services
As part of our customer support experience, we offer full validation support to ensure customer success with the Growth Direct platform. This offering helps our customers validate their Growth Direct system for full routine use faster, typically in just three to nine months, and develops confidence in the operation of our platform.
Support begins prior to system purchase when our sales representative brings in a validation expert for consultation about specific application requirements. The validation teams offer a complete array of documents and services to support validation efforts, including:
•Installation Qualification
•Operational Qualification
•Performance Qualification
•Time-To-Results Qualification
•21 CFR Part 11 Assessment
•Method Qualification/Method Suitability
Once initial systems are validated, our customized validation approach allows customers to quickly validate follow-on systems through a Technical Transfer Method, facilitating faster adoption throughout their site network.
Customer support
We offer full 24/7 maintenance support via our annual service contract. Purchase of the Growth Direct system comes with a one-year warranty, after which customers may purchase annual service contracts. Our maintenance support package offers access to a staffed online and phone help desk with knowledge base, remote management and troubleshooting, and a 24-hour response time from our on-site field service engineer team.
Key advantages of our Growth Direct platform
We believe that several factors differentiate our technology and will continue to be significant drivers of customer adoption of Growth Direct:
•Faster Results at Higher Testing Throughputs and Capacity — The Growth Direct platform uniquely combines superior detection and enumeration capabilities—translating to a 50% reduction in detection time compared to the traditional method—with a high-throughput, 700-sample total capacity form factor. This allows Growth Direct to offer a large volume automated testing solution that allows for fewer investigations, more targeted interventions, and more uptime for manufacturers, therefore saving time and money.
•Increased Accuracy through Automation — The automation of both sample handling and enumeration virtually eliminates human errors from the MQC process. Samples are transferred automatically at the right time, reducing the risk of sample loss, misplacement or mislabeling. The Growth Direct platform also more reliably distinguishes distinct colonies, hence avoiding the subjectivity that human operators introduce through visual inspection of plates.
•Increased Process Efficiency — Faster time to results means faster decision-making and intervention in the event of contamination, preventing production of contaminated batches, and reducing waste and overproduction. Meanwhile, elimination of unnecessary manual labor allows skilled MQC specialists to spend time on test design, interventions, standard operating procedure, or SOP, updates and other critical tasks.

•Robust Security and Connectivity — The Growth Direct platform can integrate with existing LIMS, allowing for seamless data transfer from the system to the LIMS. This connection not only makes it easier for quality control personnel to handle and process their testing data, but it also allows other stakeholders to instantly access information critical to continued production.
•Superior Data Integrity — By maintaining accurate, complete, and intact records within their original context, the Growth Direct platform is designed to ensure the trustworthiness of data. Moreover, data reside in permanent form for the lifetime of the record, easily accessible to authorized users, which allows operators to analyze trends over time for timely, cost-saving decision-making. The system is designed to enable compliance with industry data integrity standards such as 21 CFR Part 11, which set forth the FDA’s standards for electronic records and electronic signatures.
•High Reliability with Clear Path to Validation — The Growth Direct platform delivers the reliability that customers need for their mission-critical manufacturing processes, with a consistent record of uptime in live production use. Our platform’s reliability is further supported by our 24/7 support infrastructure and extensive regulatory validation services to ensure quick and seamless integration with customer’s facilities and IT systems.
Competitive strengths
We believe our continued growth will be driven by the following competitive strengths.
•Our proprietary technology platform offering best-in-class automated and secure MQC testing — Our platform was purpose built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny of global pharmaceutical manufacturing. We believe that our Growth Direct platform leads the industry in throughput, accuracy, reliability, security, and data integrity. Compared to the traditional method, our Growth Direct platform accelerates time to results by several days, a 50% improvement over the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. The Growth Direct platform is backed by our comprehensive validation and value-added service offerings, which create a continuous, positive touch point with our customers. Altogether, we believe our technology and service platform best address the growing needs of our customers.
•Our investment and patent-protected innovation across multiple technology disciplines — Our platform reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, software image analysis, data management and security, and process automation. Through multiple years of development and investments from both investors and institutional partners, such as BARDA, we have amassed a set of technologies that form the foundation of our growing suite of products and solutions. We also believe that our first mover advantage in automated MQC testing reinforces our growing position in this market, with over 15 years of customer development and feedback, technical development, advocacy, and customer success. We continue to focus on investing in our business and have a well-defined product roadmap which includes development of new, innovative products, as well as advancements to our existing suite of technologies. Moreover, we have a strong intellectual property portfolio, including at least eighty-five granted and pending patents globally with eight unexpired U.S. granted patents and ten U.S. pending patent applications as of December 31, 2022.
•Top-tier customer partners establishing Growth Direct as an industry standard globally — We have cultivated long-standing and collaborative relationships with our significant and growing customer base. We originally developed our platform in close collaboration with our customers, and our customers’ success in validating our technology constitutes a major driver for platform deployment. Moreover, our comprehensive validation, value-added service, and customer support offerings create a continuous touch point with our customers, cementing the value and integration of our products. Through these efforts, we deliver high quality experiences at every step of the customer journey which creates and strengthens our customer loyalty.
•Deep integration into heavily regulated pharmaceutical manufacturing processes — Our products are entrenched within our customers’ workflow and the majority of our customers have purchased multiple systems and at multiple locations. For every drug product manufactured or in development, our customers are required to establish a validated QC process that they can execute consistently and reliably. Customers typically dismantle manual testing infrastructure after switching to our platform, creating enormous switching costs that get amplified by the network effect of linked systems and data aggregation across customer sites. Since initial installation, our relentless focus on providing robust validation support ensures assimilation of our platform into our customers’ standard operating procedures, further contributing to customer captivity. We believe that our first mover advantage has further enabled us to become deeply rooted within our customer’s facilities and provide for ongoing opportunity with our existing customer base.
•Our highly attractive business model that leverages our growing installed base of systems to generate persistent recurring revenues through consumables and service contracts — Once embedded and validated in our customers’ facilities, our Growth Direct provides for recurring revenues through ongoing consumables and service contracts. When our customers invest in our technology, they commit to a long-term use of our products. Our customers regularly purchase our proprietary consumables to perform MQC testing and maintain their systems via annual service contracts. Our products are used daily in our customer’s facilities and their key workflows, reinforced by regulatory requirements that are driving the industry towards further automation. Once validated, additional systems can be deployed to absorb the majority of test volume in a facility. Moreover, once a Growth Direct system is installed within a customer’s facility, it provides for an opportunity to place additional systems in existing and new facilities, which can be installed and validated in a faster, more efficient manner given the comprehensive validation process for the initial system.
•Ability to leverage our extensive regulatory expertise to better serve our customers’ needs — We believe we are a thought-leader with respect to regulatory requirements. We have a long history engaging with the major regulatory bodies in our industry, such as the FDA and the European Medicines Agency, or the EMA, some of whom are also our customers. Our regulatory strategy has benefited our business in several ways, including: 1) by achieving the definition of the Growth Direct Technology as an “automated compendial validation” in key trade group and regulatory issuances, such as the Parenteral Drug Association, or PDA, Technical Report 33, and USP chapter <1223>; 2) by working with industry and regulatory forums to define a fast validation strategy that allows a short timeline routine testing implementation; 3) and by helping our customers obtain regulatory acceptance from the EMA and the FDA for the use of our technology and validation strategy for new drug applications with the Bioburden application (environmental modeling and water do not need regulatory license change). Our technology has also been audited regularly by regulatory inspectors as part of routine audits of customer sites, with no citations received to date. We have also succeeded in securing a substantial long-term government contract from BARDA to support development of new products as part of an ongoing partnership concerning areas of shared strategic interest regarding accelerated pandemic vaccine release.
•Our experienced management team and workforce with deep domain knowledge — Our management team combines strong subject matter expertise with a demonstrated history of commercial and operational execution. Moreover, our workforce has deep domain knowledge across a range of healthcare, technology and business disciplines, which we believe drives our continued commercial success. We have supplemented our diverse technical experience by assembling an operational team with expertise in manufacturing, legal, sales, marketing, customer service and finance. We believe this confluence of talent from multiple disciplines allows us to stay ahead of our competitors by identifying highly impactful opportunities and building products and solutions that address these opportunities.
Our growth strategy
We aim to position the Growth Direct platform as the industry standard for automated MQC testing. We believe we can achieve this through the following key growth strategies.

Reorganize to achieve growth and profitability — In August 2022, our management team endeavored to reorganize the company into a leaner, lower cost organization focused on a path to growth and profitability. As of December 31, 2022, we reduced our workforce by approximately 20%, including employees, contractors and temporary employees, in connection with an organizational restructuring plan. We will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth.

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
Drive new customer adoption of the Growth Direct platform by converting the leading manufacturers in our core markets, including but not limited to top 50 pharmaceutical companies and leading CDMOs — With the launch of our latest generation Growth Direct in 2017, approximately 40 global customers have adopted the Growth Direct platform to automate MQC testing in over 75 manufacturing facilities. We intend to drive global adoption by broadly seeking new customers in our core pharmaceutical manufacturing end markets. Our initial focus is on influential high-volume top 50 pharmaceutical companies as measured by revenue and global contract manufacturing organizations, which provide manufacturing services directly to pharmaceutical companies. Our existing customer base includes over 50% of the top twenty global pharmaceutical companies by revenue. Our target geographies include North America and Europe and we are expanding our direct and indirect sales teams to access new customers in other geographic territories, such as Asia.
Expand implementation of the Growth Direct platform within our existing customer base by deploying additional systems across their global manufacturing site network and driving increased application utilization and consumable pull through on a system-by-system basis — We pursue a land-and-expand strategy to drive broad global adoption of our systems. Our approach begins by placing initial systems within our customers’ global manufacturing network. The majority of our customers, which comprise over 50% of the top twenty global pharmaceutical companies as measured by revenue, have global operations with multiple manufacturing facilities. We guide these initial sites as they gain experience with the Growth Direct, assisting their validation of initial applications, proving the value of our systems, and establishing a relationship as a trusted and reliable vendor. Our system is specifically designed to absorb the daily MQC testing volume at our customer’s facilities. We then successfully sell additional systems to support additional suites at existing sites as well as leverage our high customer satisfaction at existing facilities to drive adoption at new sites within our customers’ global manufacturing network. The majority of our customers have multiple Growth Direct systems per site and across different facility locations. We accomplish this expansion via direct peer-to-peer selling facilitated by our commercial team, and by partnering with executive decision makers to execute global customer rollout agreements. We simultaneously drive increased utilization on a system-by-system basis by providing our customers our full suite of applications that can be validated and used on the Growth Direct platform. Moreover, our customers’ strong desire to globally standardize and harmonize their MQC operations provides us a direct opportunity to grow with them, and after validating their first system we are able to install and validate more systems globally for them in a much faster time period given the initial validation process.
Increase the value of our platform by innovating and launching new applications, hardware, and software products that deliver the power of integrated automation across our customers’ QC workflows — We believe the depth, scalability and robust capabilities of our Growth Direct platform allow us to address key challenges facing MQC testing in the pharmaceutical industry. As an innovative leader in automatic MQC testing, we intend to invest in further enhancements in our existing platform as well as end-to-end workflow solutions in our core market. We have a well-defined roadmap for our existing products, which includes new consumables to expand our platform’s MQC testing applications, such as in sterility testing; improvements to on-board algorithms that enable greater insight from our image analysis, such as our RMBNucleus™ Mold Alarm software; additional imaging modalities to unlock new testing functionality; additional system formats to accommodate new customer use cases; and new software to enable fleet management and analytics. Our product roadmap also includes new products to automate upstream and downstream workflow elements, such as microbial identification and automated sample collection, and data-rich products including data management, fleet integration, and predictive analytics. By expanding and continuously enhancing the Growth Direct platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new customers.
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
Commercial
We launched the latest generation of the Growth Direct platform in 2017, which includes the Growth Direct system and consumables for three applications: environmental monitoring, water, and bioburden testing. Our principal commercial strategy since launch has been to focus on converting customers among the top fifty global pharmaceutical companies. Our land-and-expand approach concentrates on placing initial systems at leading pharmaceutical manufacturers, validating our products, driving high customer satisfaction, and then expanding throughout our customer’s network of sites with more systems and applications. We have simultaneously and opportunistically pursued other important customer types outside of top fifty global pharmaceutical companies, such as CDMOs, CMOs, CROs, vaccine manufacturers, pharmacy compounders (503Bs), among others.
With this approach, we have substantially grown our customer base to approximately 35 global customers and have placed 125 systems and sold over 3 million consumables globally. We have customers across approximately 75 sites in 14 countries and the majority of our customers have multiple Growth Direct systems per site and across different facility locations. Our customer base includes manufacturers of biologics, including cell and gene therapies, sterile injectables, small molecule pharmaceutical manufacturers, and CDMOs, among others. We have sold to over half of the top twenty global pharmaceutical companies as measured by revenue. Moreover, we serve customers who operate some of the most complex manufacturing modalities in the world; for example, we support the manufacturers of 25% of globally approved cell and gene therapies, including over 60% of approved gene-modified autologous CAR-T cell therapies. Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. As a result, a significant portion of our annual sales currently comes from the purchase of our Growth Direct system by a small number of different customers each year. We are working to expand our new customer base and sales within existing customers’ organizations to provide a steady stream of sales of our systems and to grow our recurring sales stream from consumables and service contracts.
We have a global commercial team that includes direct sales, commercial operations, validation, field services, strategic marketing, marketing communications and product management. This staff is primarily located in North America and Europe, and we also maintain direct customer support teams providing both validation and field service capabilities in the same territories. We intend to expand our sales, support, and marketing efforts in the future by expanding our direct footprint in North America and Europe as well as developing a comprehensive distribution and support network in Asia where new market opportunities exist.
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
Manufacturing and supply
Our primary manufacturing facility is located in our headquarters in Lowell, Massachusetts. The facility has over 52,000 square feet, with 20,000 square feet of manufacturing floor space that houses multiple manufacturing spaces and functions, including assembly of Growth Direct systems, an ISO-8 cleanroom with ISO-5 laminar flow hoods for consumable manufacturing, dedicated areas for media preparation. The facility has robust quality control from materials receiving to product distribution. We are working to complete a back-up manufacturing facility for consumables in Lexington, Massachusetts, which we expect to be completed in the first half of 2023.
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
We own certain patents, patent applications and intellectual property and license certain patents and other intellectual property from third parties. We have also entered into certain supply and commercial agreements with various vendors and suppliers under which we receive rights to their intellectual property for use in our products. Our material license agreement with Thermo Fisher is described in more detail above.
As of December 31, 2022, we own eight granted unexpired patents in the United States, forty issued patents in foreign jurisdictions, including Australia, Canada, China, countries in Europe, India, Japan and Mexico, and ten pending patent applications in the United States. Our issued patents and pending patent applications cover our technologies and products, including machines, manufactures, compositions of matter, and methods of use with respect thereto, related to the Growth Direct platform. Additionally, as of December 31, 2022, we license three issued patents in the United States, Canada and Europe from Thermo Fisher relating to a robotic carousel workstation. The issued patents that we own or that we in-license from Thermo Fisher and any patents that may issue from pending applications that we own have expiration dates or, in the case of patent applications, projected statutory expiration dates, between 2023 and 2042, excluding, with respect to patents that may be issued from our patent applications, any additional term for patent term adjustments or patent term extensions, if applicable.

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
Government regulation
We provide products and services used for quality-control testing in pharmaceutical product and medical device manufacturing. Although our Growth Direct platform is not directly subject to regulation by the FDA, our customers’ products and product candidates are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. In the United States, many of our customers’ products are regulated as either medical devices or drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations, or as biological products under the FDCA and the Public Health Service Act, or the PHSA, and their implementing regulations, each as amended and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices, drugs and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the applicable requirements of the FDCA and the PHSA. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity.
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
Employees
As of December 31, 2022, we had 177 full-time employees across the globe, of which 39 were engaged in sales and marketing, 32 in research and development, 76 in manufacturing and service, and 30 in general and administrative. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Talent Recruitment and Retention
We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. In 2022, we hired an employee experience manager to foster and enrich employee experience from initial onboarding to retirement.
We emphasize in our evaluation and career development efforts internal mobility opportunities to drive professional development for every employee, which we believe also drives our retention efforts. We strive to provide learning opportunities for all our employees through the development of new learning paths, technical on-the-job training, and leadership training. We also provide our employees career development and career paths through internal promotional opportunities, tuition reimbursement and annual performance management processes. For our global managers and directors, we offer training in leadership essentials.
We provide our employees with a competitive employment opportunity through market-based compensation, equity ownership at all levels across the Company, competitive health and welfare benefits including: short-term disability, long-term disability insurance, 401k, ESPP, pet insurance and paid time off.
Diversity and Inclusion
We value diversity at all levels and continue to focus on expanding our diversity and inclusion initiatives from candidate attraction, employee onboarding and employee experience.

As part of our commitment to diversity and inclusion, RMB proudly supports employee-initiated and led employee resource groups, or ERGs, to provide business insights, solve unique business problems, build leadership skills, and represent the company within the communities we serve. For example, the RMB Women’s ERG was established in 2021 and focuses on the engagement, empowerment, and elevation of women within the company. Membership is open and encouraged for all employees and grew more than 200% in its first year. Examples of program content organized by this ERG include professional career panel discussions with company leaders, attendance sponsorship to leadership conferences such as Massachusetts Conference for Women, company-wide charity drives for local Women’s shelters, and celebration of global events such as International Women’s Day.

Additional information
Rapid Micro Biosystems, Inc., a Delaware corporation, was incorporated in December 2006. We completed our initial public offering of our Class A common stock in July 2021.
Our Internet address is www.rapidmicrobio.com. On our Investor Relations website, investors.rapidmicrobio.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
We have incurred significant losses since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $60.8 million and $73.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $375.9 million. We expect that our operating expenses will continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of our convertible preferred stock, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
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
Our ability to achieve and maintain commercial market acceptance of our Growth Direct platform will depend on a number of factors, including:
•significant acceptance by drug manufacturers of automated microbial quality control, or MQC, testing;
•our ability to increase awareness of the capabilities of automated MQC testing and our technology and solutions;
•our customers’ willingness to adopt new technologies and workflows;
•our ability to integrate our platform with our customers’ existing workflows, including related to regulatory validation processes;

•whether our platform reliably provides advantages over the conventional, manual method of MQC testing and other automated technologies and is perceived by customers to be cost effective;
•the continued growth of the pharmaceutical and biopharmaceutical industry, in particular biologics, cell and gene therapies;
•our ability to execute on our business strategy, including continuing to expand in the market for cell and gene therapies;
•the rate of adoption of our platform and solutions by drug manufacturers;
•prices we charge for our systems and consumables;
•the relative reliability and robustness of our platform as a whole and the components of our platform;
•our ability to develop new products for existing customers and to expand our capabilities within the MQC testing workflow;
•our ability to expand the use of our platform with existing customers;
•other competitive automated MQC testing platforms; and
•the impact of our investments in product innovation and commercial growth.
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
Our actual business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, including our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness and the lead time needed for validation of our systems prior to customers using and purchasing our consumables, as well as the impact of global economic uncertainty and financial market conditions, geopolitical events, such as the conflict in Ukraine, rising inflation, rising interest rates, and the coronavirus pandemic, all of which could adversely affect our business and future operating results. There are no comparable recent events that provide insights on the probable effects of the coronavirus pandemic and current macro-economic uncertainty, and, as a result, the ultimate impacts of the coronavirus pandemic and/or the current macro-economic environment are highly uncertain and subject to change. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, we may experience adverse effects on our business and reputation and the price of our common stock could decline.
In January 2022, we announced that our actual commercial revenue for the fiscal year ended December 31, 2021 was below our previous guidance, and in August 2022, we announced a downward revision in our commercial revenue guidance for the fiscal year ended December 31, 2022. Given the uncertainty surrounding our ability to design and execute more effective sales processes, generate and convert sufficient sales leads with new customers and place additional systems with existing customers, we may continue to fail to meet our publicly announced guidance in the future. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. Investors are urged to exercise caution when using our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our business strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and service contracts to existing customers declines, our future operating results would be adversely affected.
In the years ended December 31, 2022 and December 31, 2021, 22.8% and 16.7% of our revenue was generated from one customer, respectively. The revenue generated from these customers was derived from sales of our Growth Direct system, consumables and service contracts. Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. Our ability to generate revenue depends on our ability to sell our Growth Direct system to new customers or expand the use of our system by existing customers. As a result, in the near term, we expect a significant portion of our revenue to primarily be generated from a small number of different customers each year. We also rely on consumables and service contracts as a source of recurring revenue from our existing customers. These consumables and service contracts are purchased on an as-needed basis and, as a result, revenue from these sources may be subject to change, as customers’ purchasing practices and policies change or their demand for our consumables and service contracts change. If we are unable to sell our Growth Direct system to new customers, if our existing customers do not expand their use of our system, or if our existing customers decide to purchase fewer of our consumables and service contracts or terminate their relationships with us, our revenue could significantly decrease, which would have an adverse effect on our financial condition and results of operations and could adversely impact our ability to execute on our growth strategy.
We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations.
We expect to spend significant amounts to expand our existing operations, to continue to improve our Growth Direct platform and to develop new products and consumables. Based upon our current operating plan, we believe our existing cash, cash equivalents, and investments of $138.4 million, and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cashflow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our manufacturing facilities, and our offerings, including our sales and marketing efforts;
•our rate of progress in launching and commercializing new products, and the cost of the sales and marketing activities associated with, establishing adoption of our Growth Direct system;
•our rate of progress in, and cost of research and development activities associated with, products in research and development;
•the effect of competing technological and market developments;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•costs related to domestic and international expansion.
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
We provide a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of December 31, 2022, we had an amount reserved for warranty costs of $0.9 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Business and Strategy
The ongoing coronavirus pandemic has impacted, and may continue to impact, our operations and may materially and adversely affect our business and financial results.
Since late 2019, the coronavirus pandemic has spread globally, including to the Boston, Massachusetts area, where our primary offices and manufacturing facility are located. Although the U.S. government has announced that the public health emergency related to the coronavirus pandemic will end in May 2023, our business has been, and may continue to be, affected by the continuing effects of the coronavirus pandemic. The coronavirus pandemic continues to evolve, and has led to the implementation of various responses, including government-imposed, shelter-in-place orders, quarantines, travel restrictions and other public health safety measures. In response to the spread of coronavirus, and its variants, and in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that government authorities modify current restrictions, our employees conducting development or manufacturing activities may not be able to access our manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.
Any of these factors could severely impact our development activities, business operations and sales, or delay necessary interactions with manufacturing sites and other important contractors and customers. For example, we experienced a disruption in receiving supplies from third parties and a decrease in installations as a result of the shutdown of our customers’ businesses. In addition, our sales and service processes have been significantly disrupted by our customers’ coronavirus-related restrictions and staffing shortages, which have impacted our customer site access and delayed systems placement timelines. These and other factors arising from the coronavirus pandemic could worsen in countries that are already afflicted with coronavirus, and its variants, could continue to spread, or could return to countries where the pandemic has been partially contained, and could further adversely impact our ability to conduct our business generally and have a material adverse impact on our operations and financial condition and results.
The extent to which the outbreak may negatively impact our operations and results of operations or those of our third party manufacturers, suppliers, collaborators or customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the pandemic, subsequent waves of infection or variant strains, including the impact of the Delta and Omicron variants, the timing, availability, and effectiveness of vaccines as well as vaccination rates among the population, travel restrictions, and additional or modified government actions and private sector actions to contain the spread of coronavirus or treat its impact, such as social distancing, quarantines, lock-downs or business closures.

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
Products from our development programs will take time and considerable resources to develop, and may include improvements or changes to our systems, software and consumables. We may not be able to complete development and commercialize them on a timely basis, or at all. There can be no assurance that our development programs will produce commercial products and solutions and before we can commercialize any new products, we will need to expend significant funds in order to:
•conduct substantial research and development, which may include validation studies;
•further develop and scale our engineering and manufacturing processes to accommodate different products;
•further develop and scale our infrastructure to be able to analyze increasingly large amounts of data; and
•utilize data and analytical insights generated from existing Growth Direct platform in our research and development programs in order to advance these programs.
Our product development processes involve a high degree of risk, and these efforts may be delayed or fail for many reasons, including:
•failure of the product to perform as expected;
•higher costs than anticipated; and
•failure to reliably demonstrate the advantages of our products.
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
Our customers use our Growth Direct platform as part of their quality-control workflow, which is subject to regulation by the FDA and other comparable regulatory authorities.
We provide products and services used for quality-control testing in pharmaceutical product manufacturing. Our customers are subject to extensive regulations by the FDA and similar regulatory authorities in other countries, including, for example, cGMP regulations and associated requirements to validate the methods used to manufacture their products. To meet their regulatory compliance requirements, our customers have implemented quality-control workflows to monitor for microbial growth and contamination. While our Growth Direct platform is not regulated directly by the FDA or other comparable authorities and we have not verified our Growth Direct platform for compliance with such regulations, we have designed our platform to be integrated as part of a compliant quality-control workflow. If our Growth Direct platform is unable to meet regulatory standards for compliance or we are unable to update our platform to meet new regulatory requirements, we will lose customers and our business will be adversely affected. While under our agreements with our customers we are not liable for non-compliance of our Growth Direct platform, if a customer experienced a compliance failure due to our Growth Direct platform, or that the customer attributes to our Growth Direct platform, our reputation could be harmed and our business prospects adversely affected.
If we are unable to manage our inventory and support demand for the Growth Direct platform, as well as our future product offerings, our business could suffer.
As the number of customers using the Growth Direct platform grows and our volume of installed systems increases, we will need to continue to increase our capacity for customer service and support, including maintenance services of our systems, and expand our manufacturing capabilities. As a result, we will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our personnel levels to meet increased demand. Additionally, we maintain certain levels of inventory to support future manufacturing efforts. If our inventory should exceed our customer demand, then it may not be sold at a pace that keeps up with the development of our technology and may therefore become obsolete or no longer competitive in the marketplace. There is no assurance that any of these measures taken with respect to scale, expansion of personnel, equipment, manufacturing or services will be successfully implemented, or that we will have adequate space, including in our manufacturing facility, to accommodate such required expansion.
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
We have limited experience in marketing and sales, and if we are unable to improve the effectiveness of our marketing and sales organization to adequately expand our business with new and existing customers and address our customers’ needs or to expand our customer base, our business may be adversely affected.
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
Furthermore, in order to support our planned growth, we will need to increase our sales and marketing team. Competition for employees capable of selling expensive instruments within the drug manufacturing industry is intense. There are significant expenses and risks involved with having our own sales and marketing team, including our ability to hire, train, retain, and appropriately incentivize a sufficient number of qualified individuals, generate sufficient sales leads and provide our sales and marketing team with adequate access to customers who may want to purchase our products, effectively manage a geographically dispersed sales and marketing team, and other unforeseen costs and expenses. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. Following the departure of our Chief Commercial Officer in August 2022, our Chief Executive Officer has assumed leadership responsibility over the commercial organization and is expected to continue in this capacity until a new commercial leader is hired. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected. Our sales processes may also be disrupted by our announced organizational restructuring plan.
We may engage distributors or other strategic partners for the sale of our products. We would exert limited control over these distributors, and if their sales and marketing efforts for our products are not successful, our business would be materially and adversely affected. We may not be successful in locating, qualifying and engaging distributors with local industry experience and knowledge, or we may not be able to enter into arrangements with them on favorable terms. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate local laws or our internal policies. Furthermore, sales practices utilized by any such distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk.

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
We have experienced volatility in our revenue, however, given our recent efforts to streamline our business operations and refocus our personnel strategy, we anticipate resumed growth in our business operations. The volatility in our growth has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified engineers, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. We may need to issue additional equity securities to attract job candidates or issue additional securities and reprice existing options to retain personnel. In making employment decisions, job candidates and existing personnel often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other companies, may make it more difficult to attract, retain, and motivate employees.
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
Our competitors and potential competitors may enjoy a number of competitive advantages over us, including:
•longer operating histories;
•larger customer bases;
•greater brand recognition and market penetration;
•greater financial resources;
•greater technological and research and development resources;
•better system reliability and robustness;
•greater selling and marketing capabilities; and
•better established, larger scale and lower cost manufacturing capabilities.
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
The use of any product we may develop and the sale of any products exposes us to the risk of product liability claims. Product liability claims might be brought against us by pharmaceutical companies, CMOs or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation and significant negative media attention;
•withdrawal of customers;
•significant costs to defend the litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to claimants;
•inability to commercialize a product;
•product recalls or withdrawals;
•decreased market demand for any product; and
•loss of revenue.
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
In the ordinary course of our business, we collect and store sensitive data, including personal information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We, like all companies storing business-critical information, face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access or exfiltration, inappropriate modification, inappropriate destruction, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, attacks by hackers or viruses or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems, including those involving system disrupting ransomware and digital extortion, are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, capabilities, and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. While we have measures in place to identify, detect and mitigate security threats and incidents, they are not failproof, so we may also experience security incidents that may remain undetected for an extended period. Any such incident could result in the compromise of our information systems, and the data stored there could be accessed, encrypted, corrupted, modified, publicly disclosed, lost or stolen. Any such incident could result in legal claims or proceedings, including for breaches of confidential information obligations with contractual counterparties, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals, customers, or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent, detect and respond to security incidents, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access to our information systems, and the loss, destruction or, dissemination of data stored within them could also disrupt or halt our operations and damage our reputation, any of which could adversely affect our business.

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
In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act, or CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. In 2020, the California residents voted the California Privacy Rights Act or the CPRA into law. The CPRA, which entered into force on January 1, 2023, amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. Similar laws have passed in Connecticut, Colorado, Utah and Virginia and other states have also proposed broad consumer privacy laws. Such laws may have potentially conflicting requirements that would make compliance challenging.
A number of other states have proposed their own comprehensive privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personally identifiable information has been disclosed as a result of a data breach.
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the EU General Data Protection Regulation, or EU GDPR, has extraterritorial reach and adds a broad array of requirements for handling personal data. EU and the European Economic Area, or EEA, member states are tasked under the EU GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the EU GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. In particular, the EU GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and the security and confidentiality of personal data. The EU GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.
Further, from January 1, 2021, following Brexit, companies handling personal data of individuals in the UK have to comply with the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the EU GDPR in UK national law. The UK GDPR mirrors the fines under the EU GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The EU GDPR and the UK GDPR are largely aligned, but it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

We may evaluate strategic alternatives for our business, including through acquisitions, joint ventures or investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
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
Operating as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage, seek alternative insurance options or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.
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
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain approvals to conduct our business in various countries;
•differing intellectual property rights;
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third-party intellectual property claims;
•difficulties in staffing and managing foreign operations;
•logistics and regulations associated with shipping systems and parts and components for systems and consumables, as well as transportation delays;
•travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service customers;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•international trade disputes that could result in tariffs and other protective measures;
•natural disasters, the severity and frequency of which may be amplified by global climate change, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks, including severe penalties such as criminal and civil penalties, disgorgement and other remedial measures, that relate to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions.
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

Rising inflation rates could negatively impact our revenues and profitability if increases in the prices of our Growth Direct systems or a decrease in consumer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates, particularly in the United States, increased significantly in 2022. Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
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
Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (ESG) practices and disclosures, including practices and disclosures related to climate change, diversity and inclusion and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
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
We source the components of our Growth Direct system and consumables from third-party suppliers. We do not have supply agreements with most of our suppliers beyond purchase orders and, although we maintain an inventory of components, forecasted amounts may be inaccurate and we may experience shortages as a result of serious supply problems with these suppliers. There can be no assurance that our supply of components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. For example, we experienced disruptions to our supply chain as a result of the coronavirus pandemic and may experience additional disruptions in the future.
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
Several other non-critical components and materials that comprise our Growth Direct platform are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products unless and until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:
•interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•a lack of long-term supply arrangements for key components with our suppliers;
•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•a modification or change in a manufacturing process or part that unknowingly or unintentionally negatively impacts the operation of our products;
•production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•delay in delivery due to our suppliers prioritizing other customer orders over ours;
•damage to our brand reputation caused by defective components produced by our suppliers;
•increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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
Shipments of our products are subject to various regulations in the various countries in which we provide our products. For example, shipments of our growth media consumables may be required to comply with the shipping requirements promulgated by the U.S. Department of Transportation and the U.S. Federal Aviation Administration, as well as shipment rules established by the International Air Transport Association. If we are unable to comply with any of these rules or regulations, our ability to deliver our products in a timely manner may be adversely affected. In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs. In either event, our financial results and condition may be adversely affected.
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
The patent positions of technology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States or elsewhere. Courts frequently render opinions that may affect the patentability of certain inventions or discoveries. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our products is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our products. Depending on future actions by the U.S. Congress, the U.S. courts, the United States Patent and Trademark Office, or USPTO, and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development or testing, patents protecting such products might expire before or shortly after such products are commercialized. For example, while our patents and, if issued, our patent applications have terms that will expire through 2042, certain of our unexpired U.S. patents covering the Growth Direct system and its use are scheduled to expire in 2023 and 2024. Although we own other patents with later expiration dates that cover various improvements and consumables for the Growth Direct platform, these other patents may not provide the same protection as the earliest-filed patents. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which would have a material adverse effect on our business.
The United States government may exercise certain rights with regard to certain of our inventions developed using government funding.
The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. Certain of our inventions for which we have pursued, and in some cases obtained, patent protection were developed using federal funding from BARDA. As a result, the U.S. government may have certain rights, including so-called march-in rights, to any patent rights that were funded in party by the U.S. government and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position and we expect our reliance to increase in the near term as the terms for certain of our patents expire. For example, while our patents and, if issued, our patent applications have terms that will expire through 2042, some of our unexpired U.S. patents covering the Growth Direct system and its use are expected to expire in 2023 and 2024. Once these patents expire, we may have to rely more heavily on trade secrets to maintain our competitive advantage. Any disclosure, either intentional or unintentional, by our employees, consultants and vendors that we engage to perform research or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Because we expect to rely on third parties in the development and manufacture of our products, we may, at times, share trade secrets with them, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
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
We are party to a non-exclusive, royalty-bearing license agreement with Thermo CRS, Ltd., or Thermo Fisher, that grants us rights to exploit certain patent rights that are related to our Growth Direct platform. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. These and other intellectual property license agreements that we enter into with third parties may impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations on us. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of these agreements. If we fail to comply with our obligations under these agreements (including as a result of coronavirus, and its variants, impacting our operations), we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us, which could limit our ability to implement our current business plan and materially adversely affect our business, financial condition, results of operations and prospects.
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
In spite of our efforts to comply with our obligations under our in-license agreements, disputes may arise with respect to our licensing agreements and/or our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If any such in-license agreement is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop products similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to the licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event we may ultimately need to modify our activities or products to design around such infringement, which will consume time and resources and may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, if our license with Thermo Fisher is terminated, we may suffer the foregoing consequences with respect to our business.
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
We may be subject to claims challenging the inventorship and ownership of our patents and other intellectual property.
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
We may be involved with litigation or actions at the USPTO or foreign patent offices with various third parties that claim we or our collaborators or customers using our solutions and services have infringed, misappropriated or misused other parties’ intellectual property rights. We expect that the number of such claims may increase as the number of our products grows, we expand our market share and the level of competition in our markets increases. Moreover, as the automated MQC testing industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of the patent rights and other proprietary rights of third parties. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments, or result in potential or existing customers delaying purchases of our products or entering into engagements with us pending resolution of the dispute.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel using an outside service to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse, including due to the effect of the coronavirus pandemic on us or our vendors, can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance would have a material adverse effect on our business.
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
The market price of our Class A common stock has been and may continue to be volatile. The stock market in general and the market for smaller technology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their Class A common stock at or above the price they paid for them. The market price for our Class A common stock may be influenced by many factors, including:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•the introduction of new products or product enhancements by us or others in our industry;
•variances in product and system reliability;
•overall conditions in our industry and the markets in which we operate;
•disputes or other developments with respect to our or others’ intellectual property rights;
•actual or anticipated changes in our operating results or growth rate as a result of our competitors’ operating results;
•our ability to develop and market new and enhanced products and expand into new markets on a timely basis;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•product liability claims or other litigation;
•announcement or expectation of additional financing effort;
•sales of our common stock by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•media exposure of our products or of those of others in our industry;
•changes in earnings estimates or recommendations by securities analysts;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
If our Class A common stock is delisted from the Nasdaq Global Select Market, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease.
Our Class A common stock is currently listed on the Nasdaq Global Select Market and closed at $1.40 on March 7, 2023. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. If we fail to maintain such minimum requirements, then Nasdaq will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split or a buyback of shares of our Class A common stock, which may adversely affect the liquidity of our Class A common stock or our cash balance, respectively. There is no way to guarantee that either measure, if implemented, would help us regain compliance with the minimum bid price requirement or maintain compliance with other Nasdaq listing rules. If Nasdaq were to make a final determination that our Class A common stock must be delisted, the liquidity of our Class A common stock would be adversely affected and the market price of our Class A common stock could decrease. Our failure to be listed on Nasdaq or another national securities exchange would have a material adverse effect on the value of your investment in us.
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
Following our IPO, based on the number of shares of Class A common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock before the IPO and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•reduced disclosure obligations regarding executive compensation;
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and from providing the pay ratio between our Chief Executive Officer and employees; and
•an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.
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
We are a “smaller reporting company” and are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as presenting two years of audited financial statements in our annual Form 10-K or reduced disclosure requirements for executive compensation. This reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock prices may be more volatile.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered accounting firm. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so.
Additionally, even if we conclude our internal controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting following the date we are no longer an emerging growth company. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may in the future conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
If we are unable to conclude that our internal control over financial reporting is effective or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.
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
In addition, on August 11, 2022, we adopted a stockholder rights agreement, or the Rights Agreement, that could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or board of directors, even in situations that may be considered beneficial by some of our shareholders. For additional information regarding risks associated with the Rights Agreement, see below risk entitled “Our Rights Agreement could make it more difficult for a third party to acquire control of incorporation designates specific courts as the exclusive forum for certain litigation Company, which could have a negative effect on the price of our common stock.”
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
We have been, and may continue to be, subject to the actions of activist shareholders, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.
From time to time, we may be subject to proposals by shareholders urging us to take certain corporate actions. For example, in June 2022, we received an unsolicited, non-binding proposal from a shareholder to acquire all of our outstanding common stock for $5.00 per share in cash. We rejected the shareholder’s offer in August 2022 and commenced a process to review our strategic alternatives, which concluded in December 2022. If activist shareholder initiatives ensue, our business could be adversely affected, as responding to such actions can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, we retained the services of various advisors, including legal, financial, and communications professionals, to advise us in considering the shareholder's proposal and during our review of strategic alternatives, the costs of which negatively impacted our financial results, and we may be required to retain such services in the future, which could have a further negative impact on our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of new activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.
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
These provisions may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents and result in additional litigation costs in pursuing any such claims. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations. The choice of forum provision contained in our restated certificate of incorporation may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
Our Rights Agreement could make it more difficult for a third party to acquire control of incorporation designates specific courts as the exclusive forum for certain litigation Company, which could have a negative effect on the price of our common stock.
On August 11, 2022, we adopted the Rights Agreement that could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or board of directors, even in situations that may be considered beneficial by some of our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. The Rights Agreement may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest. These deterrents could also adversely affect the price of our Class A common stock. The Rights Agreement will automatically expire on the day after our 2023 Annual Meeting of Stockholders, unless approved by our stockholders at the 2023 Annual Meeting of Stockholders, in which case it will expire in one year, on August 11, 2023.

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
As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of $189.3 million and $87.1 million, respectively, which may be available to offset future taxable income, if any, that begin to expire in 2038 and 2032, respectively. Additionally, we had federal NOLs of $176.6 million generated since 2018 that will not expire. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. In addition, we had federal and state research and development tax credits of $1.5 million and $2.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. The Company has completed a Section 382 study through July 31, 2020 to assess the limitations on use of NOLs and research and development credits due to changes in control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. The Company has not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax (benefit) expense” and Note 14—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
General risk factors
Changes in tax laws may impact our future financial position and results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
Holders
As of March 7, 2023, there were 34 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Other than as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the Company did not sell any equity securities during the years ended December 31, 2021 and 2022 that were not registered under the Securities Act. On July 16, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our Class A common stock subject to outstanding options and all shares of our Class A common stock otherwise issuable pursuant to our equity compensation plans.
Use of Proceeds
On July 14, 2021, the registration statement on Form S-1 (File No. 333-257431) relating to our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
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

On August 11, 2022, our board of directors approved an organizational restructuring plan, or the Restructuring Plan, to right-size our cost structure based on our lowered 2022 outlook. The Restructuring Plan involved an approximately 20% reduction in our workforce, including employees, contractors and temporary employees, which was focused on non-commercial functions. We recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. When it was announced, we expected the Restructuring Plan to result in approximately $8.0 - $9.0 million in annualized cost savings by year end in 2023, with cost savings beginning in the first quarter of 2023. We are investing, and expect to continue to invest, a portion of these savings in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth.
On August 12, 2022, we announced our board of directors' decision to reject an unsolicited, non-binding proposal we received from a shareholder to acquire all of our outstanding common stock for $5.00 per share in cash and to commence a process to review our strategic alternatives. On December 1, 2022, we announced the conclusion of our strategic alternative review process. As a result of the process, our board of directors determined that the best path to deliver shareholder value is for us to continue executing our strategy to improve our commercial execution to drive system placement growth, advance our new product development programs and expand the market for our Growth Direct system.
Since our inception, we have incurred net losses in each year. We generated revenue of $17.1 million and $23.2 million for the years ended December 31, 2022 and 2021, respectively, and incurred net losses of $60.8 million and $73.5 million for those same years. As of December 31, 2022, we had an accumulated deficit of $375.9 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash, cash equivalents and investments as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
Coronavirus update
In response to the coronavirus pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, customers, and partners, while maintaining our ability to supply and service our customers. We continue to monitor the implications of the ongoing coronavirus pandemic on our business, as well as our customers’ and suppliers’ businesses.
As access to customer sites and in-person engagement continued to gradually improve in the second half of 2022, we gained deeper insight into the challenges the pandemic created for our customers in advancing capital purchasing decisions. As a result, we took actions to improve aspects of our sales process and sales team training, which we expect to enhance the consistency and effectiveness of our sales team.
While disruptions due to coronavirus, and its variants, are currently expected to be temporary, there is considerable uncertainty around their duration. We expect these disruptions to continue to impact our operating results. However, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.

Effects of inflation and interest rates
The current inflationary environment and rising interest rates could have a negative impact on our results of operations, cash flows and overall financial condition. We may experience inflationary pressures on significant cost categories including labor, materials and freight. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. In addition, inflation and increased interest rates may decrease demand for our Growth Direct systems, as our customers may face economic uncertainty or higher cost of capital as a result. A decrease in demand for our products or increases in our costs, as well as any steps we may take to mitigate changes, could impact our overall growth. However, the related financial impact cannot be reasonably estimated at this time.
Factors affecting our performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities and challenges for our business. Our ability to successfully address these opportunities and challenges is subject to various risks and uncertainties, including those described under the heading “Risk Factors.”
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
Our focus is on enhancing customer engagement and experience and improving the efficiency and effectiveness of our sales team. We are making targeted investments in these organizations and expect to continue to do so in the future. Examples of these investments include new tools and training for the sales organization, targeted marketing, expanding lead generation capabilities and hosting customer-related Growth Direct demonstrations.
Expansion within our existing customer base
There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by existing customers purchasing more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of December 31, 2022, approximately 45% of our customers have purchased Growth Direct systems for multiple sites, and approximately 55% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform or as the result of increasing manufacturing volumes.
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

Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection software, proprietary consumables, services and our cost-reimbursement contract with BARDA. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a small (but varied) group of customers each year, so it is subject to variability from quarter to quarter. As our base of validated Growth Direct systems continues to grow, we expect our recurring revenue (consumables and service contracts) to grow at a faster rate than our non-recurring revenues (Growth Direct systems, validation and other services), which we expect to drive variability and longer-term trends in our revenue mix.
Our non-commercial revenue has historically been generated from long-term contracts with BARDA. All funding awarded to-date under our contract with BARDA was fully earned by the fourth quarter of 2021. We are now in the process of closing out our BARDA contract, which includes a true-up of actual reimbursable costs to those previously billed at provisional rates for each year of performance. Once the amount of each annual true-up is determined and approved by BARDA and they identify available funds to reimburse us for that amount, we expect to enter into a contract modification and invoice BARDA for the true-up amount, at which point we will recognize corresponding incremental non-commercial revenue in that amount. Based on the above and our current expectations for the timing of the true-up process. We anticipate recognizing the annual true-ups as non-commercial revenue as outlined above, which we currently expect to take place after over a period of up to several years.
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

	Year Ended December 31,		Change Amount	%
	2022	2021
	(dollars in thousands)
Systems placed:
Systems placed in period	9	29	-20	(69.0%)
Cumulative systems placed	125	116	9	7.8%
Systems validated:
Systems validated in period	19	33	-14	(42.4%)
Cumulative systems validated	103	84	19	22.6%
Product and service revenue — total	$17,133	$21,637	$(4,504)	(20.8%)
Product and service revenue — recurring	$10,983	$7,819	$3,164	40.5%
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
The number of Growth Direct system placements and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing, and access to customer sites (including coronavirus related restrictions and the timing of customer site construction activities). As a result, we expect to experience continued variability in our period-to-period number of Growth Direct system placements due to the aforementioned factors.

Validated systems
We regularly review the number of Growth Direct systems validated and cumulative Growth Direct systems validated in each period as indicators of our business performance. Management focuses on validated Growth Direct systems as a leading indicator of likely future recurring revenue as well as a reflection of our success supporting our customers’ validating placed systems. We expect our validated Growth Direct systems to continue to grow over time as we increase our base of cumulative systems placed and then validate those systems. After a Growth Direct system is placed with a customer and installed, we work with the customer to validate the system, which typically takes anywhere from three to nine months. Once a validation has been completed, we generally expect our customers to transition from their legacy manual method to our automated method and begin regular utilization of consumables over a period of up to three months after we complete our validation. However, the timeline for such transition may be longer depending on the needs of individual customers.
The number of validated Growth Direct systems and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing, whether customers have previously validated Growth Direct systems within their site or network, access to customer sites (including as a result of coronavirus related restrictions), customer site readiness and the time to install and validate each individual system. As a result, we expect to experience continued fluctuations in our period-to-period number of Growth Direct systems validated due to the aforementioned factors.
Product and service revenue
We regularly assess trends relating to our combined product and service revenue as an indicator of our business performance. Product and service revenue represents all of our commercial revenue for the business. It excludes non-commercial revenue, which typically supports other business functions such as research and development and is, by its nature, subject to significant variability.
Recurring revenue
We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 64.1% and 33.7% of our total revenue for the years ended December 31, 2022 and 2021, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of systems validated in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate than our non-recurring revenue streams and that this will ultimately result in our recurring revenue constituting the majority of our revenue over the longer term.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection software), consumables, validation services, service contracts and field service as well as our contractual arrangement with BARDA, which we completed in the fourth quarter of 2021. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Year Ended December 31, 2022	Percentage of total revenue	Year Ended December 31, 2021	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$11,056	64.5%	$15,512	66.8%
Service revenue	6,077	35.5%	6,125	26.4%
Non-commercial revenue	—	—%	1,595	6.9%
Total revenue	$17,133	100.0%	$23,232	100.0%

Based on the significant value that our Growth Direct platform provides to our customers, we have historically experienced strong organic commercial revenue growth, including in 2021, when commercial revenue of $21.6 million and increased 53.6% compared to $14.1 million in 2020. While commercial revenue subsequently declined 20.8% to $17.1 million in 2022 due mainly to lower system placements as a result of impacts from the coronavirus pandemic and commercial execution challenges, combined product and service recurring revenues still increased by 40.5% to $11.0 million compared to $7.8 million in 2021. We expect to return to commercial revenue growth and to continue growing our recurring revenues in 2023.
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of December 31, 2022, we had placed 125 Growth Direct systems to over thirty-five customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and the manufacturers of 25% of globally approved cell and gene therapies.
Growth Direct systems
Growth Direct system revenue is a non-recurring product revenue stream that we recognize as revenue upon transfer of control of the system to the customer. The Growth Direct system is fully functional for use by the customer upon delivery as we do not require our customers to use our installation and validation services, however it is unusual for our customers to not purchase those services. As such, transfer of control occurs at shipment or delivery depending on contractual terms. We expect our Growth Direct system revenue to continue to grow over time as we increase system placements in our existing customers and markets and expand into new customers and markets.
Consumables
Our consumable revenue is a recurring product revenue stream composed of two proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring, or EM, consumable, and a Water/Bioburden consumable, or W/BB, consumable. Both proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.
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
Non-commercial revenue
We have generated non-commercial revenue from long-term contracts with governmental agencies and third parties. To date, our non-commercial revenue has been derived from contracts with BARDA and was fully earned by the fourth quarter of 2021. We are now in the process of closing out our BARDA contract, which includes a true-up of actual reimbursable costs to those previously billed at provisional rates for each year of performance. Once the amount of each annual true-up is determined and approved by BARDA and they identify available funds to reimburse us for that amount, we expect to enter into a contract modification and invoice BARDA for the true-up amount, at which point we will recognize corresponding incremental non-commercial revenue in that amount. We anticipate recognizing the annual true-ups as non-commercial revenue as outlined above, which we currently expect to take place over a period of up to several years.
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
•external costs of outside consultants engaged to conduct research and development associated with our technology and products; and

•allocated information technology and facility-related costs, which include direct and allocated expenses for rent, maintenance of facilities and insurance as well as related depreciation and amortization.
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
General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our finance, legal, human resources and general management employees and most of our executive leadership team, as well as professional fees for legal, patent, accounting, audit, corporate governance, investor relations, recruiting, consulting and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future periods as the number of administrative personnel grows to support increasing business size and complexity. Since our IPO in July 2021, we have also incurred incremental accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor relations expenses associated with operating as a public company.
Additionally, during the year ended December 31, 2022, we incurred incremental legal, investment banking and other expenses associated with an unsolicited, non-binding proposal we received from a shareholder to acquire all of our outstanding common stock and our strategic alternatives review process. This process was concluded during the fourth quarter of 2022.
Other income (expense)
Interest income (expense), net
Interest income (expense), net is comprised of interest income from investments as well as costs associated with outstanding borrowings under our loan and security agreements, amortization of deferred financing costs and debt discounts associated with such arrangements.
Change in fair value of preferred stock warrant liability
In connection with the May 2020 term loan facility that we entered into with a lender, or the 2020 Term Loan, we issued 1,195,652 warrants to purchase shares of Series C1 Preferred Stock at an exercise price of $1.15 per share. These warrants were immediately exercisable and expire 10 years after the issuance date. We also have other outstanding warrants to purchase preferred stock issued in connection with previous financing arrangements.
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

Loss on extinguishment of debt
Loss on extinguishment of debt recognized during the year ended December 31, 2021 includes a loss from the repayment of the 2020 Term Loan as well as unamortized issuance costs, unamortized prepaid commitment fees, and early payment fees associated with that repayment.
Other income (expense), net
Other income (expense), net primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax (benefit) expense
We generated significant taxable losses during the years ended December 31, 2022 and 2021, and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods. Additionally, as a result of a favorable outcome related to the tax examination for our German subsidiary, Rapid Micro Biosystems Europe GmbH, we recorded an income tax benefit of $0.6 million during the year ended December 31, 2022.
We have not recorded any U.S. federal or state income tax benefits for the NOLs we have incurred in each year or for the research and development tax credits we generated in the United States. As of December 31, 2022, we had U.S. federal and state NOL carryforwards of $189.3 million and $87.1 million, respectively, which may be available to offset future taxable income and begin to expire in 2038 and 2032, respectively. Additionally, we had a federal NOL carryforward of $176.6 million generated since 2018 that will not expire. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $1.5 million and $2.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively. Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future.
We completed a Section 382 study through July 31, 2020 to assess whether a change of control has occurred or whether there have been multiple changes of control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. We have not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely.For additional information, see the risk factor entitled “Our ability to use our net operating losses and research and development tax credits to offset future taxable income or income tax liabilities are subject to certain limitations” and Note 14—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date because of uncertainty about future taxable income to permit use of the assets.

Results of operations
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021	Change
			Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$11,056	$15,512	$(4,456)	(28.7)%
Service revenue	6,077	6,125	(48)	(0.8)%
Non-commercial revenue	—	1,595	(1,595)	(100.0)%
Total revenue	17,133	23,232	(6,099)	(26.3)%
Costs and operating expenses:
Cost of product revenue	18,477	23,434	(4,957)	(21.2)%
Cost of service revenue	7,196	5,922	1,274	21.5%
Cost of non-commercial revenue	—	1,617	(1,617)	(100.0)%
Research and development	12,866	9,781	3,085	31.5%
Sales and marketing	14,994	11,815	3,179	26.9%
General and administrative	26,819	17,895	8,924	49.9%
Total costs and operating expenses	80,352	70,464	9,888	14.0%
Loss from operations	(63,219)	(47,232)	(15,987)	33.8%
Other income (expense):
Interest income (expense), net	1,778	(2,608)	4,386	(168.2)%
Change in fair value of preferred stock warrant liability	—	(19,643)	19,643	(100.0)%
Loss on extinguishment of debt	—	(3,100)	3,100	(100.0)%
Other income (expense), net	59	(850)	909	(106.9)%
Total other income (expense), net	1,837	(26,201)	28,038	(107.0)%
Loss before income taxes	(61,382)	(73,433)	12,051	(16.4)%
Income tax (benefit) expense	(576)	91	(667)	(733.0)%
Net loss	$(60,806)	$(73,524)	$12,718	(17.3)%
Revenue
Product revenue decreased by $4.5 million, or 28.7%, with the decrease attributable to volume of $3.9 million as a result of fewer Growth Direct system placements partially offset by higher consumable shipment volumes due to an increase in cumulative validated Growth Direct systems. The mix of consumable products sold negatively impacted revenue by $0.6 million.
Service revenue remained relatively consistent, decreasing 0.8%. The slight decrease in service revenue was primarily due to a $1.2 million decrease in validation and installation revenue due to fewer Growth Direct systems placed during 2022. Recurring service contract revenue increased $1.2 million as a result of the increase in cumulative Growth Direct systems validated and placed under service contracts.
Non-commercial revenue decreased by $1.6 million, or 100.0%. All funding under our most recent contract with BARDA was fully earned by the fourth quarter of 2021.
During the years ended December 31, 2022 and 2021, restrictions on travel and access to customer sites related to coronavirus, and its variants, negatively impacted our ability to sell, ship, install and validate systems, as well as train customers in certain geographies. Although travel restrictions have gradually eased in many geographies by the second half of 2022, the impact of previous travel restrictions negatively impacted our product and service revenue in the period. While we expect these disruptions may continue to impact our operating results, the related financial impact and duration of these disruptions cannot be reasonably estimated at this time.
Costs of revenue
Cost of product revenue decreased by $5.0 million, or 21.2%. The decrease was driven by $2.1 million in costs related to fewer placements of Growth Direct systems, partially offset by the increase in consumables sold. Direct labor cost decreased $1.3 million due to a combination of reduced headcount spend in systems as well as increased absorption due to higher production volumes and related absorption in consumables. In addition, material and production costs favorably impacted cost of product revenue by $1.0 million due to manufacturing efficiencies and other improvements partially offset by material cost increases as well as $0.3 million in other costs. Also, overhead related costs decreased $0.7 million primarily due to a reduction in headcount partially offset by an increase in freight costs, while warranty-related costs increased by $0.4 million.
Cost of service revenue increased by $1.3 million, or 21.5%. This increase was primarily due to higher employee-related costs of $0.7 million due to increases in headcount in the latter part of 2021 and 2022. We also incurred additional travel costs of $0.3 million and increased material cost of $0.5 million due to the higher number of Growth Direct systems under service contracts. These increases were offset by a decrease in other costs of $0.2 million.
Cost of non-commercial revenue decreased by $1.6 million, or 100.0%. All funding under our most recent BARDA contract was fully earned by the fourth quarter of 2021.
Research and development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development	$12,866	$9,781	$3,085	31.5%
Percentage of total revenue	75.1%	42.1%
Research and development expenses increased by $3.1 million, or 31.5%. This increase was primarily due to an increase of $2.2 million in employee-related costs due primarily to higher headcount to support increased new product development activities. The increase was also due to a $0.6 million increase in allocated facility and information technology costs and a net increase of $0.3 million in other general research and development expenses.
Sales and marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$14,994	$11,815	$3,179	26.9%
Percentage of total revenue	87.5%	50.9%
Sales and marketing expenses increased by $3.2 million, or 26.9%. This increase was due to an increase in employee-related costs (including commissions earned) of $4.3 million primarily as a result of the expansion of our direct sales and marketing organizations to drive sales growth, an increase in allocated facility and information technology costs of $0.6 million, and an increase of $0.2 million in other general sales and marketing costs. These increases were partially offset by lower consulting fees, which decreased by $1.9 million due to lower spending on strategy and market analysis projects as well as a reduction in marketing consulting due to the expansion of our in-house marketing team.

General and administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$26,819	$17,895	$8,924	49.9%
Percentage of total revenue	156.5%	77.0%
General and administrative expenses increased by $8.9 million, or 49.9%. This increase was driven by a $3.5 million increase in employee-related costs due to higher headcount, a $1.5 million increase in legal, audit, tax and business insurance costs associated with operating as a public company for the full year in 2022, an increase in facilities, depreciation, and information technology costs of $1.3 million, and a net increase of $0.4 million other costs. In addition to the above expenses, one-time costs related to an unsolicited, non-binding proposal we received from a shareholder to acquire all of our outstanding common stock and our strategic alternatives review process contributed the remaining $2.2 million to the increase.
Other income (expense)
Interest income (expense), net
Interest income (expense) for the years ended December 31, 2022 and 2021 was income of $1.8 million compared to expense of $2.6 million, respectively. The increase of $4.4 million, or 168.2%, was the result of lower interest expense due to the repayment of our $25.0 million 2020 Term Loan in September 2021 and higher interest income due to higher interest rates on our investments.
Change in fair value of preferred stock warrant liability
The change in fair value of preferred stock warrant liability was zero for the year ended December 31, 2022, compared to a loss of $19.6 million for the year ended December 31, 2021. The loss in the prior year was due to an increase in the fair value of the underlying preferred stock immediately prior to conversion of common stock as a result of our IPO.
Loss on extinguishment of debt
Loss on extinguishment of debt was zero for the year ended December 31, 2022, compared to a $3.1 million loss for the year ended December 31, 2021. The loss in the prior year was due to the repayment of our 2020 Term Loan in September 2021. We determined the loss on extinguishment of debt to be the difference between the reacquisition price of the debt and net carrying value of the extinguished debt.
Other income (expense), net
Other income (expense) was less than $0.1 million of income for the year ended December 31, 2022 compared to $0.8 million of expense for the year ended December 31, 2021. The expense in the prior year was related to an exit fee we were obligated to pay a former lender in the event of a qualifying exit event prior to December 31, 2026, or the Exit Fee. As defined in the agreement, a “qualifying exit event” included a public offering of its common stock. The IPO was deemed to be a “qualifying event” and we expensed and paid the Exit Fee in July 2021.
Income tax (benefit) expense
Income tax (benefit) expense was a benefit of $0.6 million and expense of $0.1 million for the years ended December 31, 2022 and 2021, respectively. Both the benefit and the expense recorded related to our German subsidiary, Rapid Micro Biosystems Europe GmbH. During the year ended December 31, 2022, we adjusted an uncertain tax liability we had recorded for that subsidiary as a result of the favorable outcome of an examination for the tax years 2016 through 2018, resulting in the favorable income tax benefit in the period.

Liquidity and capital resources
Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products, services and contracts and proceeds from our IPO.
On August 11, 2022, our board of directors approved the Restructuring Plan to right-size our cost structure based on our lowered 2022 outlook. We will continue to invest in key growth initiatives including enhanced commercial capabilities and key product development programs that are expected to drive future revenue growth. We recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. We made payments of $0.6 million during the year-ended December 31, 2022 related to the Restructuring Plan and have $0.5 million recorded within accrued expenses as of December 31, 2022.

We believe that our cash, cash equivalents and short and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2022 were issued. Further, we do not have any banking relationship, cash or investment accounts with Silicon Valley Bank.

As of December 31, 2022, we had the following cash and investment-related assets on our consolidated balance sheet (in thousands):

December 31, 2022
Cash and cash equivalents	$27,064
Short-term investments	81,584
Long-term investments	29,790
Restricted cash	284
Total	$138,722
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance which has been drawn down in full. In March 2022, we amended the lease for our office and manufacturing space in Lowell, Massachusetts. The amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.1 million as of December 31, 2022, including $0.6 million in short-term obligations.
In December 2020, we entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of December 31, 2022, we had committed to minimum payments under these arrangements totaling $0.8 million through January 31, 2026, including short-term obligations of $0.2 million. We had $0.1 million and zero accrued for the software subscription as of December 31, 2022 and December 31, 2021, respectively.
In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $5.6 million, including $0.7 million in short-term obligations. We also have the right to use furniture and equipment specified in the sublease agreement for an additional $0.6 million in future payments over the term of the sublease with the option to purchase the furniture and equipment at the end of the sublease term. Short-term obligations related to the furniture and equipment were less than $0.1 million as of December 31, 2022. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.

For additional information on our contractual obligation and commitments please see Note 16 — Commitments and Contingencies to our consolidated financial statements.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(58,547)	$(54,964)
Net cash used in investing activities	(93,469)	(13,289)
Net cash provided by financing activities	693	216,745
Net (decrease) increase in cash and cash equivalents and restricted cash	$(151,323)	$148,492
Operating activities
During the year ended December 31, 2022, operating activities used $58.5 million of cash, primarily resulting from our net loss of $60.8 million and net cash used by changes in our operating assets and liabilities of $5.3 million, partially offset by non-cash charges of $7.6 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of an increase of $5.8 million mostly attributed to higher inventory to build safety stock and support a projected increase in demand, a decrease in accrued expenses and other current liabilities of $2.8 million primarily due to the timing of vendor expenses and the amount and timing of bonus payments, and a $0.4 million increase in accounts receivable primarily due to an increase in billings correlating with an increase in systems placed and recurring annual service contracts. These net operating cash uses were partially offset by an increase in accounts payable of $1.5 million due to timing of vendor invoices and payments, an increase in deferred revenue of $1.4 million primarily due to advanced billings for service contracts and pending validation services, a decrease in prepaid expenses and other current liabilities of $0.6 million primarily due to timing of payments and a decrease of other long-term assets of $0.2 million.
During the year ended December 31, 2021, operating activities used $55.0 million of cash, primarily resulting from our net loss of $73.5 million and net cash used by changes in our operating assets and liabilities of $8.0 million, partially offset by non-cash charges of $26.6 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of an increase of $6.8 million in raw material inventory to build safety stock and support a projected increase in demand, an increase of $1.1 million in prepaid expenses and other current assets primarily due to insurance costs premium increases associated with operating as a public company, an increase of $0.9 million in other long-term assets primarily related to costs capitalized as a result of the implementation of a new Enterprise Resource Planning software during 2021, and a decrease in deferred revenue of $1.1 million due to timing of advanced billings for validation services and performance of the related services partially offset by an increase in advance billings related to a higher number of systems under service contracts. These net operating cash uses were partially offset by an increase of $1.8 million in accrued expenses, accounts payable and other current liabilities primarily due to timing of invoicing and cash disbursements, as well as an increase of $0.1 million in deferred rent.
Investing activities
During the year ended December 31, 2022, net cash used in investing activities was $93.5 million, consisting of $179.2 million in purchases of investments and $6.7 million of capital expenditures, partially offset by investment maturities of $92.5 million.
During the year ended December 31, 2021, net cash used in investing activities was $13.3 million, consisting of capital expenditures of $3.2 million and $10.1 million in net purchases of investments.
Financing activities
During the year ended December 31, 2022, net cash provided by financing activities was $0.7 million, consisting of $0.6 million and $0.2 million from the issuance of common stock upon exercise of stock options and purchase of common stock under the employee stock purchase plan, respectively.

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
In September 2021, we agreed to pay in full all of our outstanding obligations under the 2020 Term Loan in the amount of $28.7 million, comprised of the principal amount of the 2020 Term Loan, interest previously paid-in-kind, accrued cash interest, a prepayment premium, and other fees and expenses. As a result, with the exception of the warrants issued to the lender, all obligations under the 2020 Term Loan were satisfied, released, discharged and/or terminated in full.
Seasonality
Our revenues can vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that can impact our ability to deliver products and provide onsite services to our customers during those periods. We expect this volatility to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics. In addition, trends may vary in the future as our revenue mix shifts from non-recurring to recurring revenues.
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
While our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies — to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are those most important to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Non-commercial revenue
We have generated non-commercial revenue from long-term contracts with BARDA, which is part of the U.S. government. The contract is a cost-reimbursable, cost-sharing contract, whereby BARDA reimburses us for a percentage of the total costs that have been incurred including indirect allowable rates. We include the unconstrained amount of consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur.
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
We measure all restricted common stock and restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock was the common stock value on the date of grant.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
As of December 31, 2022, we had cash, cash equivalents and short- and long-term investments of $138.4 million, which consisted of cash, money market funds, U.S. treasury bills, certificates of deposit, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
Foreign currency exchange risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation risk
While we have experienced some impact from inflation related mainly to our materials, labor and freight costs, we have been able to mitigate further impacts through the maintenance of increased inventory levels and long-term contracts and commitments with key suppliers, some of which was implemented under our coronavirus risk mitigation strategy. As a result, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant incremental inflationary pressures, we may not be able to meaningfully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

2022 Annual Bonuses

On March 9, 2023, the board of directors of the Company approved the following additional bonus amounts granted at the discretion of the Board in excess of the amounts earned pursuant to predetermined performance objectives for the 2022 fiscal year in consideration for each such individual’s efforts related to the Company’s strategic alternatives review process and the Restructuring Plan: $90,106 for Robert Spignesi, President and Chief Executive Officer, and $12,480 for Sean Wirtjes, Chief Financial Officer. Each bonus will be payable in cash on March 9, 2023.

Retention Bonuses

On March 9, 2023, the board of directors of the Company, approved a retention bonus arrangement with Mr. Wirtjes (the “Recipient”) in the amount of $62,400 (the “Retention Bonuses”) pursuant to the terms of a Retention Bonus Agreement (the “Retention Agreement”). The Retention Bonus is payable in cash on or within 10 days following September 1, 2023 (the “Retention Date”) so long as the Recipient remains actively employed with the Company or its subsidiaries on the Retention Date. In the event that the Recipient’s employment is terminated by us without “cause” (as defined in the employment agreement between such Recipient and the Company) or by the Recipient for “good reason” (as defined in the employment agreement between such Recipient and the Company), in each case on or prior to the Retention Date, the Recipient will be entitled to receive the full amount of such Retention Bonus in cash within 30 days of such termination date, subject to the execution and non-revocation of a release of claims in favor of the Company.

The foregoing is a summary of certain material terms of the Retention Agreement, does not purport to be complete, and is qualified in its entirety by reference to the full text of the form of the Retention Agreement attached hereto as Exhibit 10.20 and incorporated herein by reference.

Performance RSU Award Agreement

On March 9, 2023, the board of directors of the Company approved a form of performance restricted stock unit award (the “Award Agreement”) to be used as a template for awards of restricted stock units under the Company’s 2021 Incentive Award Plan that will be earned based on achievement of specified performance goals. The Award Agreement provides that restricted stock units vest upon the later of the anniversary of the grant date or the date that such performance goals are achieved, provided that the grantee continues to be a service provider on such vesting date.

The foregoing is a summary only of certain material terms of the Award Agreement, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Award Agreement attached hereto as Exhibit 10.21 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services.
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts (PCAOB Auditor ID: 238).
The information required by this Item 14 will be set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
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
3.3
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

3.4
Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

4.1
Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

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
4.6
Stockholder Rights Agreement, dated as of August 11, 2022, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

4.7*	Description of Capital Stock
10.1**	License Agreement, dated May 13, 2013 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
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
10.11†
Employment Agreement, dated July 8, 2021, by and between the Registrant and Sean Wirtjes (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.12†
Employment Agreement, dated July 8, 2021, by and between the Registrant and John Wilson (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.13†
Employment Agreement, dated July 8, 2021, by and between the Registrant and Victoria Vezina (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.14†
Employment Agreement, dated July 8, 2021, by and between the Registrant and Jonathan Paris (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.15†
Employment Agreement, dated October 1, 2021, by and between the Registrant and Richard A. Keys (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)

10.16†
Separation Agreement, dated as of August 24, 2022, between the Registrant and Richard Keys (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40592) filed on November 10, 2022)

10.17†	2021 Incentive Award Plan UK Sub-Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)
10.18†
Form of Global Restricted Stock Unit Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)

10.19†
Form of Global Stock Option Grant Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)

10.20*†	Form of Retention Agreement
10.21*†	Form of Performance Restricted Stock Unit Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan
10.22
Seventh Amendment to Lease Agreement as amended, dated March 18, 2022, by and between the Registrant and Farley White Pawtucket, LLC (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
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

RAPID MICRO BIOSYSTEMS, INC.
Date: March 10, 2023	By:	/s/ Robert Spignesi
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

Name	Title	Date

/s/ Robert Spignesi	President, Chief Executive Officer and Director	March 10, 2023
Robert Spignesi	(principal executive officer)

/s/ Sean Wirtjes	Chief Financial Officer	March 10, 2023
Sean Wirtjes	(principal financial officer and principal accounting officer)

/s/ Jeffrey Schwartz	Director	March 10, 2023
Jeffrey Schwartz

/s/ David Hirsch, M.D., Ph.D.	Director	March 10, 2023
David Hirsch, M.D., Ph.D.

/s/ Richard Kollender	Director	March 10, 2023
Richard Kollender

/s/ Melinda Litherland	Director	March 10, 2023
Melinda Litherland

/s/ Inese Lowenstein	Director	March 10, 2023
Inese Lowenstein

/s/ Natale Ricciardi	Director	March 10, 2023
Natale Ricciardi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rapid Micro Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rapid Micro Biosystems, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 10, 2023

We have served as the Company’s auditor since 2010.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated balance sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$27,064	$178,387
Short-term investments	81,584	15,110
Accounts receivable	5,369	5,005
Inventory	21,187	15,671
Prepaid expenses and other current assets	3,372	3,951
Total current assets	138,576	218,124
Property and equipment, net	13,818	11,304
Right-of-use assets	7,063	—
Long-term investments	29,790	9,966
Other long-term assets	1,119	1,491
Restricted cash	284	284
Total assets	$190,650	$241,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,428	$3,944
Accrued expenses and other current liabilities	8,150	10,917
Deferred revenue	4,706	3,305
Lease liabilities, short-term	766	—
Total current liabilities	19,050	18,166
Deferred rent, long-term	—	813
Lease liabilities, long-term	7,202	—
Other long-term liabilities	229	1,210
Total liabilities	26,481	20,189
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at December 31, 2022 and 2021; 36,538,805 shares and 34,564,040 shares issued and outstanding at December 31, 2022 and 2021, respectively	366	346
Class B common stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; 5,553,379 shares and 6,903,379 shares issued and outstanding at December 31, 2022 and 2021, respectively	55	69
Preferred stock, $0.01 par value: 10,000,000 shares authorized at December 31, 2022 and 2021; zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Additional paid-in capital	540,775	535,693
Accumulated deficit	(375,918)	(315,112)
Accumulated other comprehensive loss	(1,109)	(16)
Total stockholders’ equity	164,169	220,980
Total liabilities and stockholders’ equity	$190,650	$241,169
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Product revenue	$11,056	$15,512
Service revenue	6,077	6,125
Non-commercial revenue	—	1,595
Total revenue	17,133	23,232
Costs and operating expenses:
Cost of product revenue	18,477	23,434
Cost of service revenue	7,196	5,922
Cost of non-commercial revenue	—	1,617
Research and development	12,866	9,781
Sales and marketing	14,994	11,815
General and administrative	26,819	17,895
Total costs and operating expenses	80,352	70,464
Loss from operations	(63,219)	(47,232)
Other income (expense):
Interest income (expense), net	1,778	(2,608)
Change in fair value of preferred stock warrant liability	—	(19,643)
Loss on extinguishment of debt	—	(3,100)
Other income (expense), net	59	(850)
Total other income (expense), net	1,837	(26,201)
Loss before income taxes	(61,382)	(73,433)
Income tax (benefit) expense	(576)	91
Net loss	(60,806)	(73,524)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,761)
Cumulative redeemable convertible preferred stock dividends	—	(2,747)
Net loss attributable to common stockholders — basic and diluted	$(60,806)	$(78,032)
Net loss per share attributable to Class A and Class B common stockholders — basic and diluted	$(1.43)	$(3.94)
Weighted average common shares outstanding — basic and diluted	42,454,403	19,783,539
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of comprehensive loss (In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(60,806)	$(73,524)
Other comprehensive loss:
Unrealized loss on investments, net of tax	(1,093)	(17)
Comprehensive loss	$(61,899)	$(73,541)
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980
Conversion of Class B common stock to Class A common stock	1,350,000	14	(1,350,000)	(14)	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	572,932	6	—	—	562	—	—	568
Issuance of Class A common stock under ESPP	51,833	—	—	—	159	—	—	159
Restricted stock award liability accretion	—	—	—	—	342	—	—	342
Stock-based compensation expense	—	—	—	—	4,019	—	—	4,019
Net loss	—	—	—	—	—	(60,806)	—	(60,806)
Other comprehensive loss	—	—	—	—	—	—	(1,093)	(1,093)
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169

	Redeemable convertible preferred stock		Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	133,021,640	$151,826	612,850	$6	—	$—	$114,575	$(241,588)	$1	$(127,006)
Issuance of Series D1 redeemable convertible preferred stock, net of issuance costs of $1,278	22,086,725	78,274	—	—	—	—	—	—	—	—
Issuance of Series D2 redeemable convertible preferred stock, net of issuance costs of $19	413,268	1,469	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,761	—	—	—	—	(1,761)	—	—	(1,761)
Cumulative redeemable convertible preferred stock dividends	—	2,747	—	—	—	—	(2,747)	—	—	(2,747)
Conversion of preferred stock to common stock	(155,521,633)	(236,077)	24,200,920	242	6,903,379	69	235,766	—	—	236,077
Conversion of preferred warrants to Class A common stock warrants	—	—	—	—	—	—	23,760	—	—	23,760
Issuance of Class A common stock in initial public offering, net of issuance costs of $16,032	—	—	9,006,604	90	—	—	164,010	—	—	164,100
Restricted stock award liability accretion	—	—	—	—	—	—	19	—	—	19
Issuance of Class A common stock upon exercise of common stock warrants	—	—	268,718	2	—	—	11	—	—	13
Issuance of Class A common stock upon exercise of common stock options	—	—	226,043	4	—	—	219	—	—	223
Issuance of Restricted Class A common stock awards	—		248,905	2	—	—	(2)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,843	—	—	1,843
Net loss	—	—	—	—	—	—	—	(73,524)	—	(73,524)
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	(17)
Balances at December 31, 2021	—	$—	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(60,806)	$(73,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,837	1,529
Stock-based compensation expense	4,019	1,843
Non-cash lease expense	1,143	—
Change in fair value of preferred stock warrant liability	—	19,643
Provision recorded for inventory	326	60
Noncash interest expense	—	390
Loss (gain) on disposal of property and equipment	28	(18)
Accretion on investments	(662)	(3)
Loss on extinguishment of debt	—	3,100
Other, net	(107)	14
Changes in operating assets and liabilities
Accounts receivable	(364)	(17)
Inventory	(5,843)	(6,766)
Prepaid expenses and other current assets	578	(1,105)
Other long-term assets	179	(851)
Accounts payable	1,484	(524)
Accrued expenses and other current liabilities	(2,760)	2,305
Deferred revenue	1,401	(1,117)
Deferred rent, long term	—	107
Other long-term liabilities	—	(30)
Net cash used in operating activities	(58,547)	(54,964)

Cash flows from investing activities:
Purchases of property and equipment	(6,740)	(3,217)
Proceeds from sale of property and equipment	—	20
Purchases of investments	(179,229)	(25,092)
Maturity of investments	92,500	15,000
Net cash used in investing activities	(93,469)	(13,289)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,743
Proceeds from issuance of Class A common stock - stock option exercise	566	403
Proceeds from issuance of Class A common stock - employee stock purchase plan	160	—
Proceeds from issuance of restricted Class A stock award	—	523
Proceeds from initial public offering of Class A and Class B common stock, net of issuance costs	—	164,100
Proceeds from exercise of Class A common stock warrants	—	13
Payments on finance lease obligations	(33)	(12)
Repayment of term loans	—	(26,159)
Payment of debt extinguishment fees	—	(1,866)
Net cash provided by financing activities	693	216,745
Net (decrease) increase in cash, cash equivalents and restricted cash	(151,323)	148,492
Cash, cash equivalents and restricted cash at beginning of period	178,671	30,179
Cash, cash equivalents and restricted cash at end of period	$27,348	$178,671

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$42	$2,590
Supplemental disclosure of non-cash investing activities
Establishment of property and equipment retirement cost asset	$—	$188
Establishment of right of use operating assets	$7,605	$—
Purchases of property and equipment in accounts payable	$561	$1,957
Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$366	$—
Assets acquired under capital lease	$—	$372
Conversion of preferred stock to Class A and Class B common stock	$—	$236,077
Conversion of preferred stock warrants to Class A common stock warrants	$—	$23,760
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,761
Cumulative redeemable convertible preferred stock dividends	$—	$2,747

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Notes to consolidated financial statements
(Amounts in thousands, except share and per share amounts)
1. Nature of the business and basis of presentation
Rapid Micro Biosystems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 29, 2006. The Company develops, manufactures, markets and sells Growth Direct systems (“Systems”), proprietary consumables, laboratory information management system (“LIMS”) connection software, and services to address rapid microbial analysis used for quality control in the manufacture of pharmaceuticals, medical devices and personal care products. The Company’s technology uses a highly sensitive camera and the natural auto fluorescence of living cells to identify and quantify microbial growth faster and more accurately than the traditional method, which relies on the human eye. The Company currently sells to customers in North America, Europe and Asia. The Company is headquartered in Lowell, Massachusetts.
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
Liquidity
The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company expects that its existing cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued.

2. Summary of significant accounting policies
Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, calculating the standalone selling price of products and services for revenue recognition, the valuation of inventory, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific and relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Year Ended December 31,
	2022	2021
Customer A	22.8%	16.7%
	22.8%	16.7%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	Year Ended December 31,
	2022	2021
Customer A	21.4%	19.5%
Customer B	16.7%	*
Customer C	11.8%	*
Customer D	*	12.6%
Customer E	*	10.6%
Customer F	*	10.0%
	49.9%	52.7%
______________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain of its products as well as logistics. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships. There are no significant concentrations around a single third-party supplier or manufacturer for the year ended December 31, 2022 or 2021.

Debt issuance costs
The Company capitalizes certain legal and other third-party fees that are directly associated with the issuance of debt as debt issuance costs. Debt issuance costs are recorded as a direct reduction of the carrying amount of the associated debt on the consolidated balance sheets and amortized as interest expense on the consolidated statement of operations using the effective interest method, which approximates the straight-line method. As of December 31, 2022 and 2021, the Company had no debt issuance costs on its consolidated balance sheets. During the year ended December 31, 2022 and 2021, the Company recorded zero and $0.4 million, respectively, in amortization of debt issuance costs within interest income (expense) in the consolidated statement of operations.
Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At December 31, 2022 and 2021, the Company held cash of $0.2 million and $0.3 million in banks located outside of the U.S., respectively.
Restricted cash
As of December 31, 2022 and 2021, the Company was required to maintain guaranteed investment certificates of $0.3 million, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of landlords in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheet.
Investments
The Company’s short-term and long-term investments are classified as available-for-sale and recorded at fair value based upon market prices at period end. Unrealized gains and losses are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Realized gains and losses and declines in value of investments determined to be other than temporary are included as a component of interest income (expense), net in the consolidated statement of operations. The costs of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.
The Company evaluates its short-term and long-term investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be other-than-temporary, the Company reduces the investment to fair value through a charge to the consolidated statement of operations. No such adjustments were necessary during the periods presented.
The Company’s short-term investments as of December 31, 2022 and 2021 had maturities of less than one year, and long-term investments as of December 31, 2022 and 2021 had maturities greater than one year.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected losses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of December 31, 2022 and 2021, the Company recorded zero allowance for doubtful accounts. Additionally, for the years ended December 31, 2022 and 2021, the Company recorded zero provision for bad debts or recoveries.

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
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.4 million and $1.3 million of software development costs capitalized in other long-term assets at December 31, 2022 and 2021, respectively, net of accumulated amortization of $0.4 million and $0.1 million, respectively. The capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. There was $0.3 million and $0.1 million of amortization expense recorded in the consolidated statement of operations for the years ended December 31, 2022 and 2021.
Impairment of long-lived assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 or 2021.
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
The Company’s cash equivalents, investments, and its redeemable convertible preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Product warranties
The Company offers a one-year limited assurance warranty on system sales, which is included in the selling price. Product warranties provide assurance that the Company’s product functions in accordance with standard specifications. Warranties cover for repairs and replacements when the product does not function in accordance with agreed specifications. The standard assurance warranty does not cover, and no warranty is provided for, parts which by their nature are normally required to be replaced periodically. The accrued warranty cost is based on estimated material, labor and other costs that the Company expects to incur to fulfill the warranty obligation. Estimates are primarily based on historical information, current cost data and future forecasts. The Company periodically assesses the adequacy of the warranty accrual and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty accrual are not indicative of future requirements, additional or reduced warranty accrual may be required. The warranty accrual is included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of the period	$598	$637
Warranty provisions	646	—
Warranty repairs	(372)	(39)
Balance, end of the year	$872	$598
Classification and accretion of redeemable convertible preferred stock
Prior to the IPO and the conversion of redeemable convertible preferred stock to Class A and Class B common stock, the Company had classified redeemable convertible preferred stock outside of stockholders’ equity because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of each series of redeemable convertible preferred stock was recorded as a reduction of gross proceeds from issuance. The Company recorded periodic accretion to the carrying values of its outstanding redeemable convertible preferred stock such that the carrying value of the redeemable convertible preferred stock would have been equal to the redemption value at the earliest date of redemption. Adjustments to the carrying values of the redeemable convertible preferred stock to record this accretion at each reporting date were considered deemed dividends, which adjusted retained earnings (or in the absence of retained earnings, additional paid-in capital) and increased or decreased net loss attributable to common stockholders in computing basic and diluted earnings per share.

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
Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells systems and related LIMS connection software, consumables and services; and, accordingly, has one reportable segment for financial reporting purposes. Substantially all of the Company’s long-lived assets are held in the United States.
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
The Company derives revenue from the sale of its products and services through direct sales representatives and distributors. The Company’s arrangements are generally noncancelable and nonrefundable after ownership passes to the customer or distributor.
Product revenue
The Company derives product revenue primarily from the sale of its systems, optional LIMS connection software, which facilitates the transfer of data captured by the system to the customer’s existing LIMS software, and proprietary consumables. Revenue is recognized when control of the products is transferred to the customer.
Transfer of control is generally at shipment or delivery, depending on contractual terms, and occurs when title and risk of loss transfers to the customer, which represents the point in time when the customer obtains the use of and substantially all of the benefits of the product. Upon delivery, the System is fully functional for use by the customer. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company’s principal terms of sale are free carrier shipping point.
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
Contract balances from contracts with customers
Contract assets arise from unbilled amounts in customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million and $0.3 million in contract assets as of December 31, 2022 and 2021, respectively, included in prepaid expenses and other current assets. These balances relate to unbilled amounts with commercial customers as well as an amount in the prior year related to the BARDA agreement.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of December 31, 2022 or 2021. Deferred revenue was $4.7 million and $3.3 million at December 31, 2022 and 2021, respectively. Revenue recognized during the year ended December 31, 2022 that was included in deferred revenue at the prior year-end was $2.7 million. Revenue recognized during the year ended December 31, 2021 that was included in deferred revenue at the prior year-end was $3.8 million.
Non-commercial revenue
The Company has historically generated revenue from a long-term contract with the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (“BARDA”) a part of the U.S. government. The Company’s contracts with the U.S. government are typically subject to the Federal Acquisition Regulation (“FAR”)

and are priced based on estimated or actual costs of producing goods or providing services. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods or services provided under U.S. government contracts. In September 2017, the Company signed a contract with BARDA, which was subsequently modified on multiple occasions to increase the contract value and adjust the cost share reimbursement rate. Modifications were accounted for in accordance with the contract modification framework. The contract is a cost-reimbursable, cost-sharing arrangement, whereby BARDA reimburses the Company for a percentage of the total costs that have been incurred including indirect allowable costs. All funding under this contract was fully earned by the fourth quarter of 2021. However, the Company is now in the process of closing out its BARDA contract, which includes a true-up of actual reimbursable costs to those previously billed at provisional rates for each year of performance. Any true-up will be recognized as non-commercial revenue once finalized.
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

	Year Ended December 31,
	2022	2021
Product and service revenue — recurring	$10,983	$7,819
Product and service revenue — non-recurring	6,150	13,818
Non-commercial revenue — non-recurring	—	1,595
Total revenue	$17,133	$23,232
The following table presents the Company’s revenue by customer geography (in thousands):

	Year Ended December 31,
	2022	2021
United States	$8,767	$12,892
Germany	2,649	1,695
Switzerland	2,756	4,314
All other countries	2,961	4,331
Total revenue	$17,133	$23,232
Contract acquisition costs
The Company incurs and pays commissions on systems, LIMS connection software, validation services, consumables, and service contracts. The period of the related revenue stream is typically less than one year in duration, and as such, the Company applies the practical expedient to expense the costs in the period in which they were incurred. The Company does not pay commissions on non-commercial revenue with BARDA.
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
Research and development costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities including, employee-related expenses, such as salaries, bonuses and other personnel costs including stock-based compensation expense, the cost of developing maintaining and improving new and existing products designs, the cost of hardware and software engineering, the cost of research materials and supplies, external costs of outside consultants engaged to conduct research and development services associated with the Company’s technology and products, and information technology and facilities expenses, which include direct and allocated expenses for rent, maintenance of facilities and insurance, as well as related depreciation and amortization. The costs incurred for the development of system software that will be sold are capitalized when technological feasibility has been established. The Company has continued to develop the software associated with its platform and products, and the associated costs have been expensed as incurred, when the nature of improvements did not significantly improve the performance or functionality of the software.
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising costs were $0.1 million during both of the years ended December 31, 2022 and 2021.
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
Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations in Germany and Switzerland is the U.S. Dollar. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, comprehensive loss included $1.1 million and less than $0.1 million, respectively, of unrealized gains and losses on investments, net of tax.
Net loss per share attributable to common stockholders
The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, shares expected to be purchased under the employee stock purchase plan, unvested restricted stock units, and warrants to purchase common stock are considered potential dilutive common shares.
In periods in which the Company reports a net loss attributable to common stockholders diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.
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
The Company leases office and manufacturing space under operating lease agreements. The Company leases furniture under a financing agreement. The Company adopted Topic 842 on January 1, 2022 using the optional transition method to the modified retrospective approach. Under this transition provision, results for reporting periods beginning on January 1, 2022 are presented under Topic 842 while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases.
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
Upon adoption, the Company recorded operating lease ROU assets and lease liabilities of $6.0 million and $7.0 million, respectively, the difference relating to deferred rent. The Company recorded financing lease ROU assets and lease liabilities of approximately $0.4 million. The adoption of the new lease standard on January 1, 2022 did not materially impact our consolidated statements of operations, comprehensive loss or cash flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various areas related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this guidance effective January 1, 2022, and the adoption had no material impact on its consolidated financial statements and related disclosures.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016- 13”). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The new standard will be effective for the Company beginning January 1, 2023. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company evaluated the impact of the new standard concluding that it will not have a material impact on its consolidated financial statements.

3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,072	$—	$—	$22,072
Short-term investments	81,093	491	—	81,584
Long-term investments	26,431	3,359	—	29,790
	$129,596	$3,850	$—	$133,446

	Fair value measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$173,755	$—	$—	$173,755
Short-term investments	15,110	—	—	15,110
Long term investments	9,966	—	—	9,966
	$198,831	$—	$—	$198,831
During the years ended December 31, 2022 and 2021, respectively, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of short-term and long-term investments
U.S. Treasury bills and notes included in short-term and long-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy. The Company's certificates of deposit included in short-term and long-term investments were valued using quoted prices for similar assets in active markets (or identical assets in inactive markets), which represent a Level 2 measurement within the fair value hierarchy. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2022 and 2021.
Valuation of preferred stock warrant liability
The warrant liability at December 31, 2021 was related to warrants (the “Warrants”) to purchase shares of the Company’s Series A1, B1, and C1 redeemable convertible preferred stock (see Note 11). The fair value of the warrant liability was determined based on inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
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

The table below quantifies the weighted average of the unobservable inputs used to fair value the preferred stock warrant liability prior to their conversion into common stock warrants in connection with the Company’s IPO in July 2021:

Year Ended December 31, 2021
Fair value of Series A1 preferred stock	$3.01
Fair value of Series B1 preferred stock	$3.26
Fair value of Series C1 preferred stock	$3.30
Remaining contractual term (in years)	6.8
Risk-free interest rate	1.2%
Expected dividend yield	—%
Expected volatility	42.0%
The following table provides a rollforward of the aggregate fair values of the Company’s preferred stock warrant liability, for which fair values are determined using Level 3 inputs (in thousands):

Year Ended December 31, 2021
Balance, beginning of period	$4,117
Initial fair value of Series C1 preferred stock warrants	—
Change in fair value of preferred stock warrants	19,643
Conversion of preferred stock warrants to common stock warrants	(23,760)
Balance, end of period	$—

4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$491	$—	$—	$491
U.S. Government Treasury Bills	$32,115	$1	$(40)	$32,076
U.S. Government Treasury Notes	49,625		(608)	49,017
	$82,231	$1	$(648)	$81,584
Long-term Investments
Certificates of Deposit	3,391	4	(36)	3,359
U.S. Government Treasury Notes - Maturity Up To Two Years	26,861	1	(431)	26,431
	$30,252	$5	$(467)	$29,790

	December 31, 2021
Short-term investments	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government Treasury Bills	$4,983	$—	$(2)	$4,981
U.S. Government Treasury Notes	$10,142	$—	$(13)	$10,129
	$15,125	$—	$(15)	$15,110

Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	$9,966	$—	$—	$9,966
	$9,966	$—	$—	$9,966

5. Inventory
Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$15,014	$10,135
Work in process	1,599	1,235
Finished goods	4,574	4,301
Total	$21,187	$15,671
Raw materials, work in process and finished goods were net of adjustments to realizable value of $1.1 million and $1.2 million, as of December 31, 2022 and 2021, respectively.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid insurance	$1,500	$1,622
Contract asset	112	396
Deposits	1,055	1,262
Lease receivables, current portion	—	231
Other	705	440
	$3,372	$3,951
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Manufacturing and laboratory equipment	$13,408	$13,277
Computer hardware and software	1,651	1,742
Office furniture and fixtures	589	745
Leasehold improvements	8,260	3,012
Construction-in-process	1,712	4,313
	25,620	23,089
Less: Accumulated depreciation	(11,802)	(11,785)
	$13,818	$11,304
Depreciation and amortization expense related to property and equipment was $2.5 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. The Company had $2.3 million and less than $0.1 million of fully depreciated assets disposed of during the years ended December 31, 2022 and 2021, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued employee compensation and benefits expense	$3,217	$3,569
Accrued vendor expenses	3,212	5,500
Accrued warranty expense	872	598
Deferred rent, current portion	—	131
Accrued taxes	329	781
Other	520	338
	$8,150	$10,917
On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. The Company made payments of $0.6 million during the year ended December 31, 2022 related to the Restructuring Plan and had $0.5 recorded within accrued expenses as of December 31, 2022.
9. Long-term debt
There was no long-term debt outstanding as of December 31, 2022 or December 31, 2021.
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
The Company incurred debt issuance costs of $1.5 million in connection with the 2020 Term Loan including $0.9 million of professional fees and $0.6 million for the fair value of the warrants issued with the debt. Interest expense on the 2020 Term Loan totaled $2.5 million for year ended December 31, 2021, which included amortization of the debt discount of $0.3 million.
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

12. Common stock and common stock warrants
As of December 31, 2022 and 2021, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares of $0.01 par value Class A common stock.
On June 25, 2021, the Company filed an amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (Class B common stock). Rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. On July 19, 2021, the Company filed an amended and restated certificate of incorporation which authorized Class A common stock and Class B common stock to 210,000,000 shares and 10,000,000 shares, respectively. As of December 31, 2022, there were 36,538,805 shares of Class A common stock issued and outstanding, and 5,553,379 shares of Class B common stock issued and outstanding.
Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2022, no cash dividends had been declared or paid.
As of December 31, 2022, the Company had reserved 20,118,778 shares of Class A common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 13), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 13), for the exercise of outstanding common stock warrants and for the conversion of Class B common stock.
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

As of December 31, 2022 and 2021, warrants to purchase the Class A common stock outstanding consisted of the following:

	December 31, 2022
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
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of December 31, 2022, there were 4,179,239 shares available for issuance under the 2021 Plan.
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
During the years ended December 31, 2022 and 2021, the Company granted to employees, officers and directors options to purchase 1,708,293 shares and 2,011,479 shares, respectively, of common stock. The Company recorded stock-based compensation expense for options granted to employees, officers, and directors of $2.8 million and $1.8 million during the years ended December 31, 2022 and 2021, respectively.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option- pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.14%	1.02%
Expected term (in years)	6.0	6.0
Expected volatility	43.3%	44.4%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	4,823,100	$5.06	7.62	$31,041
Granted	1,708,293	7.11
Exercised	(572,932)	0.99
Expired	(71,521)	11.04
Forfeited	(845,632)	11.40
Outstanding as of December 31, 2022	5,041,308	$5.05	7.55	$532
Options vested and expected to vest as of December 31, 2022	5,041,308	$5.05	7.55	$532
Options exercisable as of December 31, 2022	2,745,821	$3.38	6.58	$393
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $2.9 million and $1.6 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $3.13 and $4.89, respectively.
Restricted stock
In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. The restricted common stock is no longer vesting due to the employees termination, and the Company expect to settle the restricted common stock in accordance with contractual provisions. At December 31, 2022 and December 31, 2021, the Company has $0.3 million and $0.5 million, respectively, in unvested restricted common stock liability included in accrued expenses and other long-term liabilities, respectively.
The following table summarizes the Company’s restricted stock activity since December 31, 2021:

	Number of shares	Weighted average fair value
		(in years)
Unvested as of December 31, 2021	248,903	$2.10
Granted	—
Vested	(93,338)	$2.10
Forfeited	—
Unvested as of December 31, 2022	155,565	$2.10
Restricted stock units
Restricted stock unit grants to employees have a three-year vesting term in which vesting occurs annually on the anniversary of the grant date. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The Company recorded stock-based compensation expense for restricted stock units granted to employees and officers of $1.0 million and zero during the years ended December 31, 2022 and 2021, respectively.
The following table summarizes restricted stock units granted to Company employees during the year ended December 31, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2021	—
Granted	668,246	$7.12
Vested	—
Forfeited	(136,125)	7.35
Unvested as of December 31, 2022	532,121	$7.06
The weighted average grant-date fair value per share of restricted stock units granted during the year ended December 31, 2022 was $7.12. There were no restricted stock units granted during the year ended December 31, 2021.
Stock-based compensation
Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenue	$530	$329
General and administrative	2,630	1,025
Sales and marketing	475	346
Research and development	384	143
Total stock-based compensation expense	$4,019	$1,843
As of December 31, 2022, total unrecognized compensation expense related to unvested stock options held by employees and directors was $6.8 million, which is expected to be recognized over weighted average period of 2.4 years.

Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $2.7 million, which is expected to be recognized over a weighted average period of 2.2 years.
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
During the year ended December 31, 2022, there were 51,833 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized $0.1 million of expense related to the 2021 ESPP for the year ended December 31, 2022. As of December 31, 2022, 693,807 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the year ended December 31, 2022 (there were no offering periods for the year ended December 31, 2021):

Year Ended December 31, 2022
Risk-free interest rate	2.60%
Expected term (in years)	0.5
Expected volatility	49.1%
Expected dividend yield	0%
14. Income taxes
The components of the Company’s loss before income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(61,396)	$(73,643)
Foreign	14	$210
Loss before income tax provision	$(61,382)	$(73,433)

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current income tax provision:
Federal	$—	$—
State	—	—
Foreign	(576)	91
Total current income tax (benefit) expense	(576)	91
Deferred income tax provision:
Federal	(13,347)	17,099
State	(2,824)	2,923
Foreign	—	—
Total deferred income tax provision	(16,171)	20,022
Change in deferred tax asset valuation allowance	16,171	(20,022)
Total (benefit) expense for income taxes	$(576)	$91

During the years ended December 31, 2022 and 2021, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The only income tax provision was generated from operations in Germany and Switzerland. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.6	(3.1)
Federal and state research and development tax credits	0.6	0.5
Unrecognized tax benefits reserve and interest change	1.0	(0.1)
Change in valuation allowance	(25.3)	26.4
Permanent differences	0.1	(0.5)
Section 382/383 limitation	—	(38.7)
Unrealized gain (loss) on value of warrants	—	(5.6)
Effective income tax rate	1.0%	(0.1)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$46,387	$33,663
Research and development credit carryforwards	4,403	3,605
Research and development capitalized costs	6,119	4,041
Inventories	390	196
Lease liability	1,858	—
Accrued expenses	778	1,076
Unrealized loss	270	—
Other	712	139
Total deferred tax assets	60,917	42,720
Deferred tax liabilities:
Right-of-use assets	(1,644)	—
Depreciation	(340)	(229)
Total deferred tax liabilities	(1,984)	(229)
Valuation allowance	(58,933)	(42,491)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $189.3 million and 87.1 million respectively, which may be available to offset future taxable income and begin to expire at various dates beginning in 2038 and 2032, respectively. Additionally, the Company had federal NOLs of $176.6 million generated since 2018 that will not expire. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. The Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020 removes the 80% taxable income limitation for federal NOL deductions in taxable years beginning prior to January 1, 2021.
As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $1.5 million and $2.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively.
Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed a Section 382 study through July 31, 2020 to assess whether one or multiple ownership changes(s) occurred. According to the results from the study, the Company has four ownership changes which occurred on July 1, 2009, April 3, 2014, July 25, 2017, and April 12, 2018, as defined by Section 382. These ownership changes materially limit the NOL carryforwards and research and development tax credits available to offset future tax liabilities. The Section 382 study concluded that $121.5 million of federal NOL carryforwards, $58.4 million of state NOL carryforwards, and $2.4 million of federal research and development tax credits will expire unutilized from these ownership changes. These expirations and unutilized NOL carryforwards and research and development tax credits have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. The Company has not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of as of December 31, 2022 and 2021. The Company reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets relates primarily to the decrease in NOL carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Valuation allowance as of beginning of year	$42,491	$62,513
Increases recorded to income tax provision	17,726	13,067
Decreases recorded as a benefit to income tax provision	(1,284)	(33,089)
Valuation allowance as of end of year	$58,933	$42,491
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,	December 31,
	2022	2021
Unrecognized tax benefits as of beginning of year	$623	$569
Additions for tax positions of prior years	—	54
Reductions for tax positions of prior years	(623)	—
Unrecognized tax benefits as of end of year	$—	$623
The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. Federal, state, and foreign income tax expense. For the each of years ended December 31, 2022, and 2021, the Company recognized less than $0.1 million in interest and penalties. The Company had approximately $0.1 million and zero of interest and penalties accrued as of both December 31, 2022 and 2021.
The Company files U.S. income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.
The Company has a branch in Germany that has concluded its examination in its local country for the years ended December 31, 2016 through the year ended December 31, 2018. The tax resulting from the examination was less than the uncertain tax position recorded generating a tax provision benefit in the year of $0.6 million.
15. Net loss per share
Net loss per share attributable to the common stockholders
As of December 31, 2022, the Company had Class A common stock and Class B common stock. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.

The Company reported net loss attributable to common stockholders for the years ended December 31, 2022 and 2021, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders was calculated as follow (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(60,806)	$(73,524)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,761)
Cumulative redeemable convertible preferred stock dividends	—	(2,747)
Net loss attributable to common stockholders—basic and diluted	$(60,806)	$(78,032)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	36,727,742	16,568,267
Weighted average Class B common shares outstanding—basic and diluted	5,726,661	3,215,272
Total shares for EPS—basic and diluted	42,454,403	19,783,539
Net loss per share attributable to Class A common stockholders—basic and diluted	$(1.43)	$(3.94)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(1.43)	$(3.94)
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

	Year Ended December 31,
	2022	2021
Options to purchase common stock	5,076,650	4,823,100
Warrants to purchase common stock	286,324	294,964
Unvested restricted common stock	697,361	—
Options to purchase common stock under ESPP	181,558	—
	6,241,893	5,118,064

16. Leases
The Company adopted Topic 842 on January 1, 2022 using the optional transition method to the modified retrospective approach. The impact of the adoption of Topic 842 to the Company's applicable balance sheet items as of January 1, 2022 is presented in the table below (in thousands). The standard did not have a material impact to the Company's consolidated statements of operations, comprehensive loss or cash flows.

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

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2022

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,207
Operating cash outflows - payments on financing leases	$42
Financing cash outflows - payments on financing leases	$33
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7,605
Financing leases	$366
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

December 31, 2022
Operating Leases:
Operating lease assets	$6,746

Operating lease liabilities, short-term	$729
Operating lease liabilities, long-term	6,898
Total operating lease liabilities	$7,627

Financing Leases:
Office furniture and fixtures	$386
Accumulated depreciation	(69)
Net property, plant and equipment	$317

Current portion of long-term debt	$37
Long-term debt	304
Total financing lease liabilities	$341

Weighted-average remaining lease term - operating leases (in years):	6.54
Weighted-average remaining lease term - financing leases (in years):	6.50
Weighted-average discount rate - operating leases:	3.7%
Weighted-average discount rate - financing leases:	12.0%
The components of lease expense were as follows (in thousands):

Year Ended December 31, 2022
Operating lease cost	$1,144
Financing lease cost - amortization of right-of-use asset	49
Financing lease cost - interest on lease liability	42
Short-term lease cost	59
Variable lease cost	617
Total lease cost	$1,911

Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $1.8 million for the year ended December 31, 2022. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was $0.1 million for the year ended December 31, 2022.
In March 2022, the Company amended the lease for its office and manufacturing space in Lowell, Massachusetts (the “Amendment”). The Amendment increased the amount of facility space subject to the lease and extended the expiration of the lease from July 2026 to July 2029. The terms of the Amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee), as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $4.6 million. Included in the $4.6 million are leases with commencement dates expected later in 2023 and therefore are not recorded on the consolidated balance sheets as of December 31, 2022. The future minimum lease payments related to these leases are approximately $0.9 million. The Amendment qualified as a lease modification and resulted in a right of use asset and lease liability in the amount of $1.2 million and $1.3 million, respectively, recognized in March 2022, and an additional right of use asset and lease liability of $0.7 million recognized in May 2022.
Maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating Lease Maturities
2023	$1,273
2024	1,306
2025	1,339
2026	1,372
2027	1,404
Thereafter	2,223
Total lease payments	$8,917
Less imputed interest	(1,019)
Total present value of lease liabilities	$7,898
Maturities of the Company’s financing lease liability as of December 31, 2022 were as follows (in thousands):

Financing Lease Maturities
2023	$75
2024	75
2025	75
2026	75
2027	75
Thereafter	113
Total lease payments	$488
Less imputed interest	(147)
Total present value of lease liabilities	$341

Maturities of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year Ended December 31, 2021
2022	$1,139
2023	1,169
2024	1,199
2025	1,229
2026	1,044
Thereafter	1,953
Total minimum lease commitments	$7,733
17. Commitments and contingencies
Software subscription
During the year ended December 31, 2020, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of December 31, 2022, the Company had committed to minimum payments under this arrangement totaling $0.8 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had $0.1 million accrued for the software subscription as of December 31, 2022 and December 31, 2021.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and December 31, 2021.
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
18. Benefit plans
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.8 million and $0.3 million to the plan during the years ended December 31, 2022 and 2021, respectively.