Form 10-Q
period 2023-03-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2023-05-09
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-40592
________________________________________
Rapid Micro Biosystems, Inc.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	20-8121647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1001 Pawtucket Boulevard West, Suite 280 Lowell, MA (Address of Principal Executive Offices)	01854 (Zip Code)
(978) 349-3200
(Registrant’s telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on which registered
Class A common stock, $0.01 par value per share	RPID	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 36,768,540 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of May 1, 2023, there were 5,553,379 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our expectations regarding the potential impact of ongoing conditions in the banking system and financial markets on our operations and financial results; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We caution you not to place undue reliance on forward-looking statements which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

TRADEMARKS
Solely for convenience, our trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

INTERNET POSTING OF INFORMATION
We routinely post information that may be important to investors in the “Investors” section of our website at www.rapidmicrobio.com. We encourage investors and potential investors to consult our website regularly for important information about us. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q and shall not be deemed “filed” under the Exchange Act.

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,410	$27,064
Short-term investments	75,276	81,584
Accounts receivable	5,510	5,369
Inventory	20,944	21,187
Prepaid expenses and other current assets	3,005	3,372
Total current assets	129,145	138,576
Property and equipment, net	13,509	13,818
Right-of-use assets, net	6,825	7,063
Long-term investments	22,462	29,790
Other long-term assets	1,056	1,119
Restricted cash	284	284
Total assets	$173,281	$190,650
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,287	$5,428
Accrued expenses and other current liabilities	6,104	8,150
Deferred revenue	5,496	4,706
Lease liabilities, short-term	773	766
Total current liabilities	13,660	19,050
Lease liabilities, long-term	6,940	7,202
Other long-term liabilities	238	229
Total liabilities	20,838	26,481
Commitments and contingencies (Note 17)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at March 31, 2023 and December 31, 2022; 36,768,540 shares and 36,538,805 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	368	366
Class B common stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 5,553,379 shares issued and outstanding at March 31, 2023 and December 31, 2022	55	55
Preferred stock, $0.01 par value: 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	542,487	540,775
Accumulated deficit	(389,805)	(375,918)
Accumulated other comprehensive loss	(662)	(1,109)
Total stockholders’ equity	152,443	164,169
Total liabilities and stockholders’ equity	$173,281	$190,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$3,324	$2,563
Service revenue	1,711	1,597
Total revenue	5,035	4,160
Costs and operating expenses:
Cost of product revenue	4,981	4,358
Cost of service revenue	1,844	1,726
Research and development	3,153	3,525
Sales and marketing	3,462	3,456
General and administrative	6,467	6,094
Total costs and operating expenses	19,907	19,159
Loss from operations	(14,872)	(14,999)
Other income (expense):
Interest income, net	1,003	108
Other expense, net	(11)	(16)
Total other income (expense), net	992	92
Loss before income taxes	(13,880)	(14,907)
Income tax expense	7	23
Net loss	(13,887)	(14,930)
Net loss per share — basic and diluted	$(0.32)	$(0.35)
Weighted average common shares outstanding — basic and diluted	42,812,580	42,197,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,887)	$(14,930)
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	447	(588)
Comprehensive loss	$(13,440)	$(15,518)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
Issuance of Class A common stock under ESPP	125,536	1	0	—	123	—	—	124
Vesting of restricted stock units	96,303	1	—	—	(1)	—	—	—
Restricted stock award liability accretion	—	—	—	—	341	—	—	341
Issuance of Class A common stock upon exercise of common stock options	7,896	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,243	—	—	1,243
Net loss	—	—	—	—	—	(13,887)	—	(13,887)
Other comprehensive income	—	—	—	—	—	—	447	447
Balances at March 31, 2023	36,768,540	$368	5,553,379	$55	$542,487	$(389,805)	$(662)	$152,443
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited), continued
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	34,564,040	$346	6,903,379	69	$535,693	$(315,112)	$(16)	$220,980
Conversion of Class B common stock to Class A common stock	1,350,000	14	(1,350,000)	(14)	—	—	—	—
Restricted stock award liability accretion	—	—	—	—	154	—	—	154
Issuance of Class A common stock upon exercise of common stock options	475,033	5	—	—	466	—	—	471
Stock-based compensation expense	—	—	—	—	983	—	—	983
Net loss	—	—	—	—	—	(14,930)	—	(14,930)
Other comprehensive loss	—	—	—	—	—	—	(588)	(588)
Balances at March 31, 2022	36,389,073	$365	5,553,379	55	$537,296	$(330,042)	$(604)	$207,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,887)	$(14,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	759	560
Stock-based compensation expense	1,243	983
Provision for excess and obsolete inventory	34	—
Noncash lease expense	297	261
Accretion on investments	(586)	6
Other	9	8
Changes in operating assets and liabilities:
Accounts receivable	(142)	1,169
Inventory	209	(2,041)
Prepaid expenses and other current assets	367	839
Other long-term assets	(23)	(51)
Accounts payable	(4,141)	(372)
Accrued expenses and other current liabilities	(1,615)	(3,880)
Deferred revenue	790	647
Net cash used in operating activities	(16,686)	(16,801)

Cash flows from investing activities:
Purchases of property and equipment	(759)	(2,353)
Purchases of investments	(17,831)	(97,195)
Maturity of investments	32,500	—
Net cash provided by (used) investing activities	13,910	(99,548)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	7	471
Proceeds from issuance of Class A common stock - employee stock purchase plan	124	—
Payments on finance lease obligations	(9)	(8)
Net cash provided by financing activities	122	463
Net decrease in cash, cash equivalents and restricted cash	(2,654)	(115,886)
Cash, cash equivalents and restricted cash at beginning of period	27,348	178,671
Cash, cash equivalents and restricted cash at end of period	$24,694	$62,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$10	$11

Supplemental disclosure of non-cash investing activities
Establishment of right of use operating assets	$—	$6,932
Purchases of property and equipment in accounts payable	$154	$1,503

Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$—	$366
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Notes to condensed consolidated financial statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business and basis of presentation
Rapid Micro Biosystems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 29, 2006. The Company develops, manufactures, markets and sells Growth Direct systems (“Systems”) proprietary consumables, laboratory information management system (“LIMS”) connection software, and services to address rapid microbial analysis used for quality control in the manufacture of pharmaceuticals, medical devices and personal care products. The Company’s technology uses a highly sensitive camera and the natural auto fluorescence of living cells to identify and quantify microbial growth faster and more accurately than the traditional method, which relies on the human eye. The Company currently sells to customers in North America, Europe and the Asia-Pacific region. The Company is headquartered in Lowell, Massachusetts.
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
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
There have been no significant changes to the significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2022 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
	2023	2022
Customer A	27.0%	*
Customer B	20.1%	15.6%
Customer C	*	12.9%
Customer D	*	10.1%
	47.1%	38.6%
____________________________
*– less than 10%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	March 31,	December 31,
	2023	2022
Customer A	35.5%	11.8%
Customer B	20.2%	21.4%
Customer C	*	16.7%
	55.7%	49.9%
____________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There are no significant concentrations around a single third-party supplier or manufacturer for the three months ended March 31, 2023 or 2022.
Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At March 31, 2023 and December 31, 2022, the Company held cash of less than $0.1 million and $0.2 million, respectively, in banks located outside of the United States.
Restricted cash
As of March 31, 2023 and December 31, 2022, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company had $1.0 million of software development costs, net of amortization, capitalized in other long-term assets at March 31, 2023. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended March 31, 2023 and 2022, there was $0.1 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$872	$598
Warranty provisions	—	10
Warranty repairs	(346)	(13)
Balance, end of period	$526	$595
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets as of March 31, 2023 and December 31, 2022, included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of March 31, 2023 or December 31, 2022. Deferred revenue was $5.5 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in deferred revenue at the prior period-end was $1.0 million and $1.1 million, respectively.
Disaggregated revenue
The Company disaggregates revenue based on the recurring and non-recurring nature of the underlying sale. Recurring revenue includes sales of consumables and service contracts. The Company considers these to be recurring revenues because customers typically place purchase orders on a periodic basis as they use their Growth Direct system over time. These arrangements typically contain a single performance obligation and thus the entire consideration to which the Company is entitled is allocated entirely to that performance obligation. Non-recurring revenue includes sales of systems, LIMS connection software, validation services, and field services, and typically contains multiple performance obligations. The Company considers these to be non-recurring revenues because customers typically place single purchase orders for a bundle of products and services on a one-time or infrequent basis. For these arrangements, significant judgment is applied in identifying the distinct performance obligations, determination of the transaction price, transaction price allocation, and determination of standalone selling price for each of the distinct performance obligations.
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended March 31,
	2023	2022
Product and service revenue — recurring	$3,253	$2,658
Product and service revenue — non-recurring	1,782	1,502
Total revenue	$5,035	$4,160
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$1,703	$2,042
Japan	1,386	—
Germany	413	424
Switzerland	973	879
All other countries	560	815
Total revenue	$5,035	$4,160
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three months ended March 31, 2023 and 2022.
Stock-based compensation
The Company measures all stock-based awards granted to employees, officers and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with service-based vesting conditions only and stock-based awards with both service-based and Company performance vesting conditions, and records the expense for these awards using the straight-line method. Forfeitures are accounted for prospectively as they occur.
The Company measures all restricted common stock and restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock is the common stock value on the date of grant.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2023 and 2022, there were $0.4 million and $0.6 million, respectively, of unrealized gains and losses, respectively, on investments, net of tax, included in comprehensive loss.

Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016- 13”). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The new standard was effective for the Company beginning January 1, 2023 and primarily impacted trade accounts receivable. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2023, which had no cumulative impact to retained earnings. The adoption of this new standard had no material impact on the Company's unaudited consolidated financial statements. The Company's concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas. Substantially all of the Company's trade receivables are concentrated in the pharmaceuticals industry in the U.S. and internationally or with distributors who operate in international markets. The Company's historical credit losses have not been significant due to this dispersion and the financial stability of the Company's customers. The Company considers its historical credit losses to be immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard. The Company updated its accounting policy disclosure for accounts receivable as follows:
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts for expected credit losses was zero.
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

	Fair value measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,175	$—	$—	$20,175
Short-term investments	73,793	1,483	—	75,276
Long-term investments	18,853	3,609	—	22,462
	$112,821	$5,092	$—	$117,913

	Fair value measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,072	$—	$—	$22,072
Short-term investments	81,093	491	—	81,584
Long-term investments	26,431	3,359	—	29,790
	$129,596	$3,850	$—	$133,446
During the three months ended March 31, 2023 and 2022, respectively, there were no transfers between Level 1, Level 2 and Level 3.
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
4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$1,488	$—	$(5)	$1,483
U.S. Government Treasury Bills	27,121	9	(13)	27,117
U.S. Government Treasury Notes	47,114	3	(441)	46,676
	$75,723	$12	$(459)	$75,276
Long-term Investments
Certificates of Deposit	3,655	—	(46)	3,609
U.S. Government Treasury Notes - Maturity Up To Two Years	19,021	24	(192)	18,853
	$22,676	$24	$(238)	$22,462

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$491	$—	$—	$491
U.S. Government Treasury Bills	32,115	1	(40)	32,076
U.S. Government Treasury Notes	49,625	—	(608)	49,017
	$82,231	$1	$(648)	$81,584
Long-term Investments
Certificates of Deposit	$3,391	$4	$(36)	$3,359
U.S. Government Treasury Notes - Maturity Up To Two Years	26,861	1	(431)	26,431
	$30,252	$5	$(467)	$29,790

5. Inventory
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$15,173	$15,014
Work in process	1,505	1,599
Finished goods	4,266	4,574
Total	$20,944	$21,187
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.7 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$971	$1,500
Contract asset	112	112
Deposits	835	1,055
Other	1,087	705
	$3,005	$3,372
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Manufacturing and laboratory equipment	$13,464	$13,408
Computer hardware and software	1,791	1,651
Office furniture and fixtures	589	589
Leasehold improvements	8,512	8,260
Construction-in-process	1,616	1,712
	25,972	25,620
Less: Accumulated depreciation	(12,463)	(11,802)
	$13,509	$13,818
Depreciation and amortization expense related to property and equipment was $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued employee compensation and benefits expense	$2,776	$3,217
Accrued vendor expenses	1,972	3,212
Accrued warranty expense	526	872
Accrued taxes	266	329
Other	564	520
	$6,104	$8,150
On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involved an approximately 20% reduction in the Company’s workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. The Company recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. The Company made payments of $0.3 million during the three months ended March 31, 2023 related to the Restructuring Plan and had $0.2 million recorded within accrued expenses as of March 31, 2023.
9. Common stock and common stock warrants
As of March 31, 2023 and December 31, 2022, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares of $0.01 par value Class A common stock.
On June 25, 2021, the Company filed an amended and restated certificate of incorporation, which effected a recapitalization of the Company’s then outstanding common stock to Class A common stock and authorized an additional new class of common stock (Class B common stock). Rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. On July 19, 2021, the Company filed an amended and restated certificate of incorporation which authorized Class A common stock and Class B common stock to 210,000,000 shares and 10,000,000 shares, respectively. As of March 31, 2023, there were 36,768,540 shares of Class A common stock issued and outstanding, and 5,553,379 shares of Class B common stock issued and outstanding.
Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of March 31, 2023, no cash dividends had been declared or paid.
As of March 31, 2023, the Company had reserved 22,081,371 shares of Class A common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10), shares of common stock for the exercise of outstanding common stock warrants and the conversion of Class B common stock.
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

As of March 31, 2023 and December 31, 2022, outstanding warrants to purchase common stock consisted of the following:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021	10	Equity	975,109	$1.46
			1,022,303
10. Stock-based compensation
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
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of March 31, 2023, there are 4,155,355 shares available for issuance under the 2021 Plan.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.2%	1.9%
Expected term (in years)	6.0	6.0
Expected volatility	47.8%	43.0%
Expected dividend yield	0%	0%

Stock options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,041,308	$5.05	7.55	$532
Granted	1,109,000	1.24
Exercised	(7,896)	0.83
Expired	(31,249)	10.91
Forfeited	(46,798)	5.53
Outstanding as of March 31, 2023	6,064,365	$2.87	7.80	$1,109
Options vested and expected to vest as of March 31, 2023	6,064,365	$2.87	7.80	$1,109
Options exercisable as of March 31, 2023	2,950,908	$2.52	6.53	$801
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was less than $0.1 million and $2.8 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $0.63 and $3.41, respectively.
On March 9, 2023, the board of directors approved a one-time repricing of certain outstanding stock options held by non-executive employees. As a result of the repricing, the exercise prices of eligible vested and unvested stock options were adjusted to reflect the fair market value of Class A common stock on the date of the repricing. The repricing was immaterial to the Company's financial results.
Restricted stock
In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. At March 31, 2023 and December 31, 2022, the Company had zero and $0.3 million, respectively, in unvested restricted common stock liability included in other current liabilities and other long-term liabilities, respectively, related to these shares. The restricted common stock is no longer vesting due to the employee's termination and the Company waived its repurchase right during the first quarter of 2023, which resulted in all then-outstanding and unvested shares becoming fully vested.
The following table summarizes the Company’s restricted stock activity since December 31, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2022	155,565	$2.10
Granted	—
Vested	(155,565)	$2.10
Forfeited	—
Unvested as of March 31, 2023	—	$—

Restricted stock units
Restricted stock unit grants to employees typically have a three-year service-based vesting term in which vesting occurs annually on the anniversary of the grant date. During the three months ended March 31, 2023, the Company granted restricted stock units with service-based vesting conditions only as well as restricted stock units with a combination of service-based and Company performance-based vesting conditions. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur. The following table summarizes restricted stock units granted to Company employees during the three months ended March 31, 2023:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2022	532,121	$7.06
Granted	878,125	$1.20
Vested	(147,782)	7.74
Forfeited	(6,775)	$6.17
Unvested as of March 31, 2023	1,255,689	$2.90
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended March 31, 2023 and 2022 was $1.20 and $7.73, respectively.
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
During the three months ended March 31, 2023, there were 125,536 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, 933,659 shares were available for future issuance under the 2021 ESPP.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.73%	0.86%
Expected term (in years)	0.5	0.5
Expected volatility	47.8%	43.1%
Expected dividend yield	0%	0%
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$174	$99
General and administrative	781	674
Sales and marketing	131	132
Research and development	157	78
Total stock-based compensation expense	$1,243	$983
As of March 31, 2023, total unrecognized compensation expense related to unvested stock options held by employees and directors was $6.6 million, which is expected to be recognized over a weighted average period of 2.3 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $3.0 million, which is expected to be recognized over a weighted average period of 2.2 years.
11. Income taxes
During the three months ended March 31, 2023 and 2022, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2023 and December 31, 2022 the Company has recorded a full valuation allowance against its net deferred tax assets.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and international jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.
12. Net loss per share
As of March 31, 2023, the Company had Class A common stock and Class B common stock. According to the Company’s restated certificate of incorporation, both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.
The Company reported a net loss for the three months ended March 31, 2023 and 2022, as such basic net loss per share was the same as diluted net loss per share. Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(13,887)	$(14,930)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	37,259,201	35,941,754
Weighted average Class B common shares outstanding—basic and diluted	5,553,379	6,256,133
Total shares for EPS—basic and diluted	42,812,580	42,197,887
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.32)	$(0.35)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.32)	$(0.35)
The Company’s potentially dilutive securities, which include stock options, restricted stock, restricted stock units, redeemable convertible preferred stock, and common stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Options to purchase common stock	6,064,365	5,639,683
Unvested restricted common stock	286,324	749,205
Warrants to purchase common stock	874,714	286,324
Options to purchase common stock under ESPP	5,244	3,830
	7,230,647	6,679,042
13. Leases
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$316	$283
Operating cash outflows - payments on financing leases	$10	$11
Financing cash outflows - payments on financing leases	$9	$8
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$6,932
Financing leases	$—	$366
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$6,520	$6,746

Accrued expenses and other current liabilities	$745	$729
Operating lease liabilities	6,636	6,898
Total operating lease liabilities	$7,381	$7,627

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(81)	(69)
Net property, plant and equipment	$305	$317

Current portion of long-term debt	$38	$37
Long-term debt	294	304
Total financing lease liabilities	$332	$341

Weighted-average remaining lease term - operating leases (in years):	6.29	6.54
Weighted-average remaining lease term - financing leases (in years):	6.25	6.50
Weighted-average discount rate - operating leases:	3.7%	3.7%
Weighted-average discount rate - financing leases:	12.0%	12.0%

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$297	$265
Financing lease cost - amortization of right-of-use asset	12	12
Financing lease cost - interest on lease liability	10	11
Short-term lease cost	—	16
Variable lease cost	170	166
Total lease cost	$489	$470
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for the three months ended March 31, 2023 and 2022. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for the three months ended March 31, 2023 and 2022.
Maturities of the Company’s operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Operating Lease Maturities
2023 (excluding the three months ended March 31)	$957
2024	1,306
2025	1,339
2026	1,371
2027	1,404
Thereafter	2,223
Total lease payments	$8,600
Less imputed interest	(948)
Total present value of lease liabilities	$7,652
Maturities of the Company’s financing lease liability as of March 31, 2023 were as follows (in thousands):

Financing Lease Maturities
2023 (excluding the three months ended March 31)	$56
2024	75
2025	75
2026	75
2027	75
Thereafter	113
Total lease payments	$469
Less imputed interest	(137)
Total present value of lease liabilities	$332
14. Commitments and contingencies
Software subscription
During the year ended December 31, 2022, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of March 31, 2023, the Company had committed to minimum payments under this arrangement totaling $0.7 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had zero and $0.1 million accrued for the software subscription as of March 31, 2023 and December 31, 2022, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
15. Benefit plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.3 million to the plan during the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2022, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 10, 2023 (the “2022 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2022 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control ("MQC"), detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics, cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system ("LIMS") connection software (which the majority of our customers purchase), proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.
Our technology fully automates and digitizes the process of pharmaceutical MQC and is designed to enable our customers to perform this critical testing process more efficiently, accurately, and securely. Our Growth Direct platform accelerates time to results by several days, up to a 50% improvement over the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. We seek to establish the Growth Direct platform as the trusted global standard in automated MQC by delivering the speed, accuracy, security, and data integrity that our customers depend on to ensure patient safety and consistent drug supply.
Since inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, advancing our technological capabilities, expanding our sales and marketing infrastructure to grow our sales, building a global customer support team to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from products, services and contracts, and proceeds from our initial public offering ("IPO"), as well as our cost-reimbursement/cost sharing contracts with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority ("BARDA").
Since our inception, we have incurred net losses in each year. We generated revenue of $5.0 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively, and incurred net losses of $13.9 million and $14.9 million for those same periods, respectively. As of March 31, 2023, we had an accumulated deficit of $389.8 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash and cash equivalents and investments as of March 31, 2023 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
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
Factors affecting our performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” to this Quarterly Report on Form 10-Q and other factors as set forth in Part I, Item 1A of the 2022 Form 10-K.
New customer adoption of the Growth Direct platform
Our financial performance has largely been driven by, and a key factor to our future success will be, our ability to increase the global adoption of our Growth Direct platform in our key markets. We plan to drive global customer adoption through both direct and indirect sales and marketing organizations in North America, Europe, and the Asia-Pacific region.
We are focused on enhancing customer engagement and experience and improving the efficiency and effectiveness of our sales team. We are making targeted investments in these organizations and expect to continue to do so in the future. Examples of these investments include new tools and training for the sales organization, targeted marketing initiatives, expanding lead generation capabilities and hosting Growth Direct demonstrations and other customer-focused events.
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of March 31, 2023, approximately 45% of our customers have purchased Growth Direct systems for multiple sites, and approximately 55% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform or as the result of new product approvals or increases in their manufacturing volumes for existing products.

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
Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a small (but varied) group of customers each year. As a result, it is subject to variability from quarter to quarter. As our base of validated Growth Direct systems continues to grow, we expect our recurring revenue (consumables and service contracts) to grow at a faster rate than our non-recurring revenues (Growth Direct systems, validation and other services), which we expect to drive variability and longer-term trends in our revenue mix.
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

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	3	2	1	50.0%
Cumulative systems placed	128	118	10	8.5%
Systems validated:
Systems validated in period	2	9	(7)	(77.8)%
Cumulative systems validated	105	93	12	12.9%
Product and service revenue — total	$5,035	$4,160	$875	21.0%
Product and service revenue — recurring	$3,253	$2,658	$595	22.4%

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
The number of Growth Direct system placements and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing, and access to customer sites (including coronavirus related restrictions in 2022 and the timing of customer site construction activities). As a result, we expect to experience continued variability in our period-to-period number of Growth Direct system placements due to the aforementioned factors.
Validated systems
We regularly review the number of Growth Direct systems validated and cumulative Growth Direct systems validated in each period as indicators of our business performance. Management focuses on validated Growth Direct systems as a leading indicator of likely future recurring revenue as well as a reflection of our success supporting our customers in validating placed systems. We expect our validated Growth Direct systems to continue to grow over time as we increase our base of cumulative systems placed and then install and validate those systems. After a Growth Direct system is placed with a customer and installed, we work with the customer to validate the system, which typically takes anywhere from three to nine months. Once a validation has been completed, we generally expect our customers to transition from their legacy manual method to our automated method and begin regular utilization of consumables over a period of up to three months after the validation is completed. However, the timeline for such transition may be longer depending on the specific circumstances of each individual customer.
The number of validated Growth Direct systems and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system placement volume and timing, whether customers have previously validated Growth Direct systems within their site or network, access to customer sites, customer site readiness and the time to install and validate each individual system. As a result, we expect to experience continued fluctuations in our period-to-period number of Growth Direct systems validated due to the aforementioned factors.
Product and service revenue
We regularly assess trends relating to our combined product and service revenue as an indicator of our business performance.
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 64.6% and 63.9% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems. As our base of validated systems continues to grow, we expect our recurring revenue streams to grow at a faster rate that will ultimately result in our recurring revenue constituting the majority of our revenue over the longer term.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection software), consumables, validation services, service contracts, and field service. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended March 31, 2023	Percentage of total revenue	Three Months Ended March 31, 2022	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$3,324	66.0%	$2,563	61.6%
Service revenue	1,711	34.0%	1,597	38.4%
Total revenue	$5,035	100.0%	$4,160	100.0%

Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of March 31, 2023, we had placed 128 Growth Direct systems to over 35 customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and approximately 25% of globally approved cell and gene therapies.
Growth Direct systems
Growth Direct system revenue is a non-recurring product revenue stream that we recognize as revenue upon transfer of control of the system to the customer. The Growth Direct system is fully functional for use by the customer upon delivery. Although we do not require our customers to use our installation and validation services, our customers typically elect to purchase those services from us. As such, transfer of control occurs at shipment or delivery depending on contractual terms.
We expect our Growth Direct system revenue to continue to grow over time as we increase system placements into our existing customers and markets and expand into new customers and markets.
Consumables
Our consumable revenue is a recurring product revenue stream composed of two proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring ("EM") consumable, and a Water/Bioburden consumable ("W/BB") consumable. Both proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.
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
Service revenue
We derive service revenue from validation services, field service including installations, and service contracts sold to our customers. Other than revenue from service contracts, which is recurring service revenue, revenue from all other field services as well as validation services are non-recurring service revenue streams.
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
We also offer our customers field service which primarily consists of services provided by our field service engineers to install Growth Direct systems at customer sites, perform one-time paid field service, and provide preventative maintenance service during the one-year assurance warranty period. We recognize revenue from installation services, one-time paid field service, and preventative maintenance service during the assurance warranty period over time as these services are provided to the customer.

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
•research materials and supplies;
•external costs of outside consultants engaged to conduct research and development associated with our technology and products; and
•allocated information technology and facility-related costs, which include headcount-related costs for those functions as well as expenses for information technology systems and services, software, rent, maintenance of facilities and insurance as well as related depreciation and amortization.
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

General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future periods as the number of administrative personnel grows to support increasing business size and complexity.
Other income (expense)
Interest income (expense), net
Interest income (expense), net is comprised primarily of interest income from investments.
Other income (expense), net
Other income (expense), net primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax (benefit) expense
We generated significant taxable losses during the three months ended March 31, 2023 and 2022 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands)
Revenue:
Product revenue	$3,324	$2,563	$761	29.7%
Service revenue	1,711	1,597	114	7.1%
Total revenue	5,035	4,160	875	21.0%
Costs and operating expenses:
Cost of product revenue	4,981	4,358	623	14.3%
Cost of service revenue	1,844	1,726	118	6.8%
Research and development	3,153	3,525	(372)	(10.6)%
Sales and marketing	3,462	3,456	6	0.2%
General and administrative	6,467	6,094	373	6.1%
Total costs and operating expenses	19,907	19,159	748	3.9%
Loss from operations	(14,872)	(14,999)	127	(0.8)%
Other income (expense):
Interest income (expense), net	1,003	108	895	828.7%
Other expense, net	(11)	(16)	5	(31.3)%
Total other income (expense), net	992	92	900	978.3%
Loss before income taxes	(13,880)	(14,907)	1,027	(6.9)%
Income tax (benefit) expense	7	23	(16)	(69.6)%
Net loss	$(13,887)	$(14,930)	$1,043	(7.0)%
Revenue
Product revenue increased by $0.8 million, or 29.7%, with the increase primarily attributable to volume of $1.0 million due to one additional Growth Direct system placement as well as higher consumable shipment volumes due to an increase in cumulative validated Growth Direct systems in use by customers. The volume-related increase was partially offset by a $0.2 million negative impact from product mix. The number of system placements and rate of growth varies from period-to-period due to factors including, but not limited to, the volume and timing of system orders.
Service revenue increased by $0.1 million, or 7.1%. The increase in service revenue was primarily due to a $0.4 million increase in revenue from service contracts as a result of an increase in the cumulative number of Growth Direct systems validated and under service contracts. The increase was partially offset by lower validation revenue of $0.3 million primarily as a result of fewer system placements in 2022 vs. 2021, which limited potential validation work in the first quarter of 2023.
During the three months ended March 31, 2022, restrictions on travel and access to customer sites related to coronavirus, and its variants, negatively impacted our ability to sell, ship, install and validate systems, as well as train customers in certain geographies. Although travel restrictions have eased in many geographies, the impact of previous travel restrictions negatively impacted our product and service revenue in the first quarter of 2022.

Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.6 million, or 14.3%. The increase was driven by an increase in both the number of Growth Direct systems placed and consumable units sold. On a net basis, these factors accounted for $0.9 million of the increase in cost of product revenue. The increase was partially offset by $0.3 million net decrease in other costs of revenue.
Cost of service revenue increased by $0.1 million, or 6.8%. This increase was due to higher compensation and benefit related costs associated with validation and field service employees.
Research and development

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$3,153	$3,525	$(372)	(10.6)%
Percentage of total revenue	62.6%	84.7%
Research and development expenses decreased by $0.4 million, or 10.6%. This decrease was primarily due to lower consulting fees of $0.4 million primarily due to bringing more consulting work in-house as well the timing of project-related consulting work.
Sales and marketing

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$3,462	$3,456	$6	0.2%
Percentage of total revenue	68.8%	83.1%
Sales and marketing expenses were essentially flat in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
General and administrative

	Three months ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$6,467	$6,094	$373	6.1%
Percentage of total revenue	128.4%	146.5%
General and administrative expenses increased by $0.4 million, or 6.1%. This increase was primarily driven by $0.3 million related to employee retention bonuses and $0.3 million in incremental depreciation and amortization associated with our Lexington, MA facility. The increase was partially offset by $0.1 million decrease in employee-related expenses due to lower headcount and a net decrease of $0.1 million in other general and administrative expenses.
Other income (expense)
Interest income (expense), net
Interest income (expense), net for the three months ended March 31, 2023 and 2022 was income of $1.0 million and $0.1 million, respectively. The increase of $0.9 million, or 828.7%, was due to higher interest rates earned on our investments.

Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, remained flat for the three months ended March 31, 2023 and 2022.
Liquidity and capital resources
Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowing under loan agreements, revenue from sales of our products and services as well as under our contracts with BARDA and proceeds from our IPO.
We believe that our cash, cash equivalents and short- and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, were issued.
As of March 31, 2023, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

March 31, 2023

Cash and cash equivalents	$24,410
Short-term investments	75,276
Long-term investments	22,462
Restricted cash	284
Total	$122,432
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance which has been drawn down in full. In March 2022, we amended this lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee) as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.9 million as of March 31, 2023, including $0.6 million in short-term obligations.
In December 2020, we entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of March 31, 2023, we had committed to minimum payments under these arrangements totaling $0.7 million through January 31, 2026, including short-term obligations of $0.2 million. We had zero and $0.1 million accrued for the software subscription as of March 31, 2023 and December 31, 2022, respectively.

In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $4.7 million as of March 31, 2023, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March,
	2023	2022

Net cash used in operating activities	$(16,686)	$(16,801)
Net cash provided by (used in) investing activities	13,910	(99,548)
Net cash provided by financing activities	122	463
Net decrease in cash and cash equivalents and restricted cash	$(2,654)	$(115,886)
Operating activities
During the three months ended March 31, 2023, operating activities used $16.7 million in cash, primarily as a result of our net loss of $13.9 million and net changes in our operating assets and liabilities of $4.6 million, partially offset by non-cash charges of $1.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted of a decreases in accounts payable of $4.1 million and accrued expenses and other current liabilities of $1.6 million due to the timing of vendor, bonus and retention payments, and an increase in accounts receivable of $0.1 million. The cash used by operating assets and liabilities was partially offset by a decrease in inventory of $0.2 million, a decrease in prepaid and other assets of $0.4 million, and an increase in deferred revenue of $0.8 million.
During the three months ended March 31, 2022, operating activities used $16.8 million in cash, primarily resulting from our net loss of $14.9 million, net cash used by changes in our operating assets and liabilities of $3.7 million, which were partially offset by non-cash charges of $1.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of increases in inventory of $2.0 million driven by an increase in finished goods and raw material inventory, a decrease in prepaid and other assets of $0.8 million driven by amortization, a decrease in accounts payable of $0.4 million and an increase in deferred revenue of $0.6 million. The cash used by operating assets and liabilities was partially offset by a reduction in accrued expenses and other liabilities of $3.9 million.
Investing activities
During the three months ended March 31, 2023, net cash provided by investing activities was $13.9 million, due primarily to maturities of investments of $32.5 million, partially offset by purchases of investments of $17.8 million and purchases of property and equipment of $0.8 million.
During the three months ended March 31, 2022, net cash used in investing activities was $99.5 million, due to purchases of investments of $97.2 million and purchases of property and equipment of $2.3 million.
Financing activities
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, and was primarily related to the issuance of Class A common stock upon stock option exercises and in connection with purchases under our 2021 Employee Stock Purchase Plan.
During the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, primarily from the issuance of Class A common stock upon stock option exercises.
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
Our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Form 10-K, other than as disclosed in Note 2 — Summary of Significant Accounting Policies — to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Recently issued accounting pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 — Summary of Significant Accounting Policies — to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Emerging growth company status
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and inflationary pressure. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in "Part I, Item 1A. Risk Factors" of our 2022 Form 10-K. Aside from the below, there have been no material changes in our risk factors from those previously disclosed in the 2022 Form 10-K.
Risks Related to the Financial Services Industry

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, and Signature Bank and Silvergate Capital Corp,, respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future.

Although we do not maintain any deposit accounts, credit agreements or letters of credit with any financial institution currently in receivership, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. While it is not possible at this time to predict the extent of the impact that the failure of these financial institutions or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.
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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 9, 2023

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)