Form 10-Q
period 2023-06-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2023-08-04
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 37,022,477 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of July 31, 2023, there were 5,309,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our management of inventory and supply chain, our research and development activities and the expansion of our sales, marketing, service, manufacturing and distribution capabilities;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,680	$27,064
Short-term investments	77,393	81,584
Accounts receivable	3,456	5,369
Inventory	20,940	21,187
Prepaid expenses and other current assets	2,278	3,372
Total current assets	132,747	138,576
Property and equipment, net	13,126	13,818
Right-of-use assets, net	6,585	7,063
Long-term investments	7,247	29,790
Other long-term assets	956	1,119
Restricted cash	284	284
Total assets	$160,945	$190,650
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,363	$5,428
Accrued expenses and other current liabilities	7,685	8,150
Deferred revenue	4,565	4,706
Lease liabilities, short-term	802	766
Total current liabilities	14,415	19,050
Lease liabilities, long-term	6,655	7,202
Other long-term liabilities	247	229
Total liabilities	21,317	26,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at June 30, 2023 and December 31, 2022; 37,017,344 shares and 36,538,805 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	370	366
Class B common stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 5,309,529 shares and 5,553,379 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	53	55
Preferred stock, $0.01 par value: 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	543,721	540,775
Accumulated deficit	(403,821)	(375,918)
Accumulated other comprehensive loss	(695)	(1,109)
Total stockholders’ equity	139,628	164,169
Total liabilities and stockholders’ equity	$160,945	$190,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$3,169	$2,440	$6,493	$5,003
Service revenue	1,833	1,420	3,544	3,017
Total revenue	5,002	3,860	10,037	8,020
Costs and operating expenses:
Cost of product revenue	4,689	3,235	9,670	7,593
Cost of service revenue	2,205	1,846	4,049	3,572
Research and development	3,233	2,965	6,386	6,490
Sales and marketing	3,201	3,484	6,663	6,940
General and administrative	6,728	6,404	13,195	12,498
Total costs and operating expenses	20,056	17,934	39,963	37,093
Loss from operations	(15,054)	(14,074)	(29,926)	(29,073)
Other income (expense):
Interest income, net	1,073	264	2,076	372
Other (expense) income, net	(29)	107	(40)	91
Total other income (expense), net	1,044	371	2,036	463
Loss before income taxes	(14,010)	(13,703)	(27,890)	(28,610)
Income tax expense (benefit)	6	(613)	13	(590)
Net loss	(14,016)	(13,090)	(27,903)	(28,020)
Net loss per share — basic and diluted	$(0.33)	$(0.31)	$(0.65)	$(0.66)
Weighted average common shares outstanding — basic and diluted	43,059,937	42,494,055	42,936,941	42,346,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(14,016)	$(13,090)	$(27,903)	$(28,020)
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(33)	(315)	414	(903)
Comprehensive loss	$(14,049)	$(13,405)	$(27,489)	$(28,923)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
Issuance of Class A common stock under ESPP	125,536	1	$—	—	123	—	—	124
Vesting of restricted stock units	96,303	1	—	—	(1)	—	—	—
Restricted stock award liability accretion	—	—	—	—	341	—	—	341
Issuance of Class A common stock upon exercise of common stock options	7,896	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,243	—	—	1,243
Net loss	—	—	—	—	—	(13,887)	—	(13,887)
Other comprehensive income	—	—	—	—	—	—	447	447
Balances at March 31, 2023	36,768,540	$368	5,553,379	$55	$542,487	$(389,805)	$(662)	$152,443
Vesting of restricted stock units	4,954	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	243,850	2	(243,850)	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,234	—	—	1,234
Net loss	—	—	—	—	—	(14,016)	—	(14,016)
Other comprehensive loss	—	—	—	—	—	—	(33)	(33)
Balances at June 30, 2023	37,017,344	$370	5,309,529	$53	$543,721	$(403,821)	$(695)	$139,628
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

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,903)	$(28,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,530	1,243
Stock-based compensation expense	2,477	2,241
Provision for excess and obsolete inventory	34	49
Noncash lease expense	594	549
Loss on disposal of property and equipment	—	19
Accretion on investments	(1,206)	(22)
Other	17	(125)
Changes in operating assets and liabilities:
Accounts receivable	1,913	905
Inventory	213	(5,671)
Prepaid expenses and other current assets	1,095	1,952
Other long-term assets	(9)	84
Accounts payable	(4,064)	(1,122)
Accrued expenses and other current liabilities	(426)	(4,482)
Deferred revenue	(141)	613
Net cash used in operating activities	(25,876)	(31,787)

Cash flows from investing activities:
Purchases of property and equipment	(974)	(4,342)
Purchases of investments	(26,647)	(117,993)
Maturity of investments	55,000	25,000
Net cash provided by (used) investing activities	27,379	(97,335)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	7	471
Proceeds from issuance of Class A common stock - employee stock purchase plan	124	—
Payments on finance lease obligations	(18)	(16)
Net cash provided by financing activities	113	455
Net increase (decrease) in cash, cash equivalents and restricted cash	1,616	(128,667)
Cash, cash equivalents and restricted cash at beginning of period	27,348	178,671
Cash, cash equivalents and restricted cash at end of period	$28,964	$50,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$19	$21

Supplemental disclosure of non-cash investing activities
Establishment of right of use operating assets	$—	$7,605
Purchases of property and equipment in accounts payable and accrued expenses	$230	$380

Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$—	$366
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
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
There have been no significant changes to the significant accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2022 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Risk of concentrations of credit, significant customers and significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash and cash equivalents and investments with financial institutions that management believes to be of high credit quality. The Company has not experienced any other-than-temporary losses with respect to its cash equivalents and investments and does not believe that it is subject to unusual credit risk beyond the credit risk associated with commercial banking relationships.
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	20.6%	28.3%	20.4%	21.7%
Customer B	11.3%	*	*	*
Customer C	*	*	13.9%	*
Customer D	*	15.0%	*	*
Customer E	*	14.0%	*	*
	31.9%	57.3%	34.3%	21.7%
____________________________
*– less than 10%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	June 30,	December 31,
	2023	2022
Customer A	24.8%	21.4%
Customer B	19.4%	*
Customer C	*	11.8%
Customer F	*	16.7%
	44.2%	49.9%
____________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There are no significant concentrations around a single third-party supplier or manufacturer for the three and six months ended June 30, 2023 or 2022.

Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At June 30, 2023 and December 31, 2022, the Company held cash of $0.2 million in banks located outside of the United States.
Restricted cash
As of June 30, 2023 and December 31, 2022, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company had $0.9 million of software development costs, net of amortization, capitalized in other long-term assets at June 30, 2023. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended June 30, 2023 and 2022, there was $0.1 million, and for the six months ended June 30, 2023 and 2022, there was $0.2 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$526	$595	$872	$598
Warranty provisions	—	341	—	351
Warranty repairs	—	—	(346)	(13)
Balance, end of period	$526	$936	$526	$936
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.3 million and $0.1 million in contract assets as of June 30, 2023 and December 31, 2022, respectively, included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as noncurrent deferred revenue. The Company did not record any non-current deferred revenue as of June 30, 2023 or December 31, 2022. Deferred revenue was $4.6 million and $4.7 million at June 30, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended June 30, 2023 and 2022 that was included in deferred revenue at the prior period-end was $1.0 million and $0.8 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in deferred revenue at the prior period-end was $2.1 million and $1.9 million, respectively.

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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product and service revenue — recurring	$3,592	$2,500	$6,845	$5,158
Product and service revenue — non-recurring	1,410	1,360	3,192	2,862
Total revenue	$5,002	$3,860	$10,037	$8,020
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$2,620	$2,319	$4,322	$4,361
Switzerland	960	609	1,933	1,488
Germany	501	401	914	825
Japan	68	—	1,454	—
All other countries	853	531	1,414	1,346
Total revenue	$5,002	$3,860	$10,037	$8,020
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three months ended June 30, 2023 and 2022, and were $0.2 million and less than $0.1 million during the six months ended June 30, 2023 and 2022, respectively.
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

Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended June 30, 2023 and 2022, there was a less than $0.1 million and a $0.3 million loss, respectively, and for the six months ended June 30, 2023 and 2022, there was a $0.4 million gain and a $0.9 million loss, respectively, on investments, net of tax, included in comprehensive loss.
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
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts for expected credit losses was zero.
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

	Fair value measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$24,290	$—	$—	$24,290
Short-term investments	72,297	5,096	—	77,393
Long-term investments	6,761	486	—	7,247
	$103,348	$5,582	$—	$108,930

	Fair value measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,072	$—	$—	$22,072
Short-term investments	81,093	491	—	81,584
Long-term investments	26,431	3,359	—	29,790
	$129,596	$3,850	$—	$133,446
During the three and six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
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
4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$5,141	$—	$(45)	$5,096
U.S. Government Treasury Bills	23,265	1	(22)	23,244
U.S. Government Treasury Notes	49,614	—	(561)	49,053
	$78,020	$1	$(628)	$77,393
Long-term Investments
Certificates of Deposit	497	—	(11)	486
U.S. Government Treasury Notes - Maturity Up To Two Years	6,818	—	(57)	6,761
	$7,315	$—	$(68)	$7,247

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$491	$—	$—	$491
U.S. Government Treasury Bills	32,115	1	(40)	32,076
U.S. Government Treasury Notes	49,625	—	(608)	49,017
	$82,231	$1	$(648)	$81,584
Long-term Investments
Certificates of Deposit	$3,391	$4	$(36)	$3,359
U.S. Government Treasury Notes - Maturity Up To Two Years	26,861	1	(431)	26,431
	$30,252	$5	$(467)	$29,790
5. Inventory
Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$15,573	$15,014
Work in process	130	1,599
Finished goods	5,237	4,574
Total	$20,940	$21,187
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.7 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$389	$1,500
Contract asset	303	112
Deposits	695	1,055
Other	891	705
	$2,278	$3,372

7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Manufacturing and laboratory equipment	$13,345	$13,408
Computer hardware and software	1,840	1,651
Office furniture and fixtures	589	589
Leasehold improvements	8,551	8,260
Construction-in-process	1,750	1,712
	26,075	25,620
Less: Accumulated depreciation	(12,949)	(11,802)
	$13,126	$13,818

Depreciation and amortization expense related to property and equipment was $0.7 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $1.3 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company had zero and $2.3 million fully depreciated assets disposed of during the three and six months ended June 30, 2023 and 2022, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee compensation and benefits expense	$4,160	$3,217
Accrued vendor expenses	2,169	3,212
Accrued warranty expense	526	872
Accrued taxes	254	329
Other	576	520
	$7,685	$8,150
On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involved an approximately 20% reduction in the Company’s workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. The Company recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. The Company made payments of $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively, related to the Restructuring Plan and had no remaining payments as of June 30, 2023.
9. Common stock and common stock warrants
As of June 30, 2023 and December 31, 2022, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of June 30, 2023, no cash dividends had been declared or paid.

As of June 30, 2023, the Company had reserved 22,162,567 shares of Class A common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10), shares of common stock for the exercise of outstanding common stock warrants and the conversion of Class B common stock.
As of June 30, 2023 and December 31, 2022, outstanding warrants to purchase common stock consisted of the following:

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
Following the effectiveness of the Company's initial public offering ("IPO"), no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that were issued under the 2010 Plan and are forfeited or canceled will be available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of June 30, 2023, there are 3,291,989 shares available for issuance under the 2021 Plan.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.5%	2.9%	3.9%	2.0%
Expected term (in years)	6.0	5.9	6.0	6.0
Expected volatility	46.0%	43.9%	47.1%	43.1%
Expected dividend yield	0%	0%	0%	0%

Stock options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,041,308	$5.05	7.55	$532
Granted	1,917,242	1.18
Exercised	(7,896)	0.83
Expired	(48,573)	8.98
Forfeited	(107,829)	3.12
Outstanding as of June 30, 2023	6,794,252	$2.66	7.79	$286
Options vested and expected to vest as of June 30, 2023	6,794,252	$2.66	7.79	$286
Options exercisable as of June 30, 2023	3,306,341	$2.63	6.50	$166
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was less than $0.1 million and $2.8 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2023 and 2022 was $0.54 and $2.40, respectively, and during the six months ended June 30, 2023 and 2022 was $0.59 and $3.30, respectively.
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
Restricted stock
In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. At June 30, 2023 and December 31, 2022, the Company had zero and $0.3 million, respectively, in unvested restricted common stock liability included in other current liabilities and other long-term liabilities, respectively, related to these shares. The restricted common stock is no longer vesting due to the employee's termination and the Company waived its repurchase right during the first quarter of 2023, which resulted in all then-outstanding and unvested shares becoming fully vested.

The following table summarizes the Company’s restricted stock activity since December 31, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2022	155,565	$2.10
Granted	—
Vested	(155,565)	$2.10
Forfeited	—
Unvested as of June 30, 2023	—	$—
Restricted stock units
Restricted stock unit grants to employees typically have a three-year service-based vesting term in which vesting occurs annually on the anniversary of the grant date. During the six months ended June 30, 2023, the Company granted restricted stock units with service-based vesting conditions as well as restricted stock units with a combination of service-based and Company performance-based vesting conditions. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2022	532,121	$7.06
Granted	1,411,648	$1.23
Vested	(152,736)	$7.65
Forfeited	(25,340)	$3.90
Unvested as of June 30, 2023	1,765,693	$2.40
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended June 30, 2023 and 2022 was $1.22 and $5.00, respectively, and during the six months ended June 30, 2023 and 2022 was $1.23 and $7.62, respectively.

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

During the six months ended June 30, 2023, there were 125,536 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, 933,659 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the six months ended June 30, 2023 and 2022 (there were no new offering periods during the three months ended June 30, 2023 or 2022):

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.73%	0.86%
Expected term (in years)	0.5	0.5
Expected volatility	47.8%	43.1%
Expected dividend yield	0%	0%
2023 Inducement Plan

In May 2023, the board of directors adopted the Company’s 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock, to be used exclusively for grants of equity based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In May 2023, pursuant to the Inducement Plan, the Company granted inducement awards to the Company's Senior Vice President Sales & Marketing in the form of an option to purchase 220,000 shares of the Company's Class A common stock with an exercise price per share equal to $0.83 and 110,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to the commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

As of June 30, 2023, no shares were available for future issuance under the Inducement Plan.
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$156	$164	$343	$264
Research and development	127	100	264	179
Sales and marketing	100	142	266	276
General and administrative	851	852	1,604	1,522
Total stock-based compensation expense	$1,234	$1,258	$2,477	$2,241
As of June 30, 2023, total unrecognized compensation expense related to unvested stock options held by employees and directors was $6.1 million, which is expected to be recognized over a weighted average period of 2.2 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $3.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

11. Income taxes
During the three and six months ended June 30, 2023 and 2022, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter.
The impact of such discrete items could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of June 30, 2023 and December 31, 2022 the Company has recorded a full valuation allowance against its net deferred tax assets.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and international jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S. As a result of a favorable outcome related to the tax examination for our German subsidiary, we recorded an income tax benefit of $0.6 million for the three and six months ended June 30, 2022.
12. Net loss per share
As of June 30, 2023, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.
The Company reported a net loss for the three and six months ended June 30, 2023 and 2022, as such basic net loss per share was the same as diluted net loss per share. Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,016)	$(13,090)	$(27,903)	$(28,020)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	37,584,268	36,940,676	37,422,632	36,443,792
Weighted average Class B common shares outstanding—basic and diluted	5,475,669	5,553,379	5,514,309	5,902,815
Total shares for EPS—basic and diluted	43,059,937	42,494,055	42,936,941	42,346,607
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.33)	$(0.31)	$(0.65)	$(0.66)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.33)	$(0.31)	$(0.65)	$(0.66)
The Company’s potentially dilutive securities, which include stock options, restricted stock, restricted stock units, and common stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	6,794,252	5,673,128
Unvested restricted common stock	1,765,693	749,816
Warrants to purchase common stock	286,324	286,324
Options to purchase common stock under ESPP	45,046	46,477
	8,891,315	6,755,745
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$632	$583
Operating cash outflows - payments on financing leases	$19	$21
Financing cash outflows - payments on financing leases	$18	$16
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$7,605
Financing leases	$—	$366

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$6,293	$6,746

Accrued expenses and other current liabilities	$763	$729
Operating lease liabilities	6,371	6,898
Total operating lease liabilities	$7,134	$7,627

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(93)	(69)
Net property, plant and equipment	$293	$317

Current portion of long-term debt	$39	$37
Long-term debt	284	304
Total financing lease liabilities	$323	$341

Weighted-average remaining lease term - operating leases (in years):	6.04	6.54
Weighted-average remaining lease term - financing leases (in years):	6.00	6.50
Weighted-average discount rate - operating leases:	3.7%	3.7%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$297	$288	$594	$549
Financing lease cost - amortization of right-of-use asset	12	12	24	24
Financing lease cost - interest on lease liability	10	11	19	21
Short-term lease cost	—	15	—	31
Variable lease cost	180	150	350	316
Total lease cost	$499	$476	$987	$941
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and was $0.9 million for the six months ended June 30, 2023 and 2022. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for the three and six months ended June 30, 2023 and 2022.

Maturities of the Company’s operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Operating Lease Maturities
2023 (excluding the six months ended June 30)	$641
2024	1,306
2025	1,339
2026	1,371
2027	1,404
Thereafter	2,223
Total lease payments	$8,284
Less imputed interest	(878)
Total present value of lease liabilities	$7,406
Maturities of the Company’s financing lease liability as of June 30, 2023 were as follows (in thousands):

Financing Lease Maturities
2023 (excluding the six months ended June 30)	$37
2024	75
2025	75
2026	75
2027	75
Thereafter	113
Total lease payments	$450
Less imputed interest	(127)
Total present value of lease liabilities	$323
14. Commitments and contingencies
Software subscription
During the year ended December 31, 2022, the Company entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of June 30, 2023, the Company had committed to minimum payments under this arrangement totaling $0.6 million through January 31, 2026. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company had zero and $0.1 million accrued for the software subscription as of June 30, 2023 and December 31, 2022, respectively.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 and December 31, 2022.

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
15. Benefit plans
The Company established a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million to the plan during the three months ended June 30, 2023 and 2022, and made contributions of $0.4 million and $0.5 million to the plan during the six months ended June 30, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2022, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 10, 2023, as amended (the “2022 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2022 Form 10-K and this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Since our inception, we have incurred net losses in each year. We generated revenue of $5.0 million and $3.9 million for the three months ended June 30, 2023 and 2022, respectively, and incurred net losses of $14.0 million and $13.1 million for those same periods, respectively. As of June 30, 2023, we had an accumulated deficit of $403.8 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
•growing sales of our products in both the United States and international markets by further expanding our sales and marketing capabilities;
•scaling our manufacturing and supply chain processes and infrastructure as well as our service capabilities to meet growing demand for our products and services;
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
We believe that our cash and cash equivalents and investments as of June 30, 2023 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
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
Factors affecting our performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” to this Quarterly Report on Form 10-Q and other factors as set forth in Part I, Item 1A of our 2022 Form 10-K.
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of June 30, 2023, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 55% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform or as the result of new product approvals or increases in their manufacturing volumes for existing products.

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

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	2	2	—	—%
Cumulative systems placed	130	120	10	8.3%
Systems validated:
Systems validated in period	3	3	—	—%
Cumulative systems validated	108	96	12	12.5%
Product and service revenue — total	$5,002	$3,860	$1,142	29.6%
Product and service revenue — recurring	$3,592	$2,500	$1,092	43.7%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	5	4	1	25.0%
Cumulative systems placed	130	120	10	8.3%
Systems validated:
Systems validated in period	5	12	(7)	(58.3)%
Cumulative systems validated	108	96	12	12.5%
Product and service revenue — total	$10,037	$8,020	$2,017	25.1%
Product and service revenue — recurring	$6,845	$5,158	$1,687	32.7%

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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 71.8% and 64.8% of our total revenue for the three months ended June 30, 2023 and 2022, respectively. Recurring revenue was 68.2% and 64.3% of our total revenue for the six months ended June 30, 2023 and 2022, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection software), consumables, validation services, service contracts, and field service. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended June 30, 2023	Percentage of total revenue	Three Months Ended June 30, 2022	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$3,169	63.4%	$2,440	63.2%
Service revenue	1,833	36.6%	1,420	36.8%
Total revenue	$5,002	100.0%	$3,860	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of June 30, 2023, we had placed 130 Growth Direct systems to over 35 customers globally, including over half of the top twenty pharmaceutical companies as measured by revenue and approximately 20% of globally approved cell and gene therapies.
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
Consumables
Our consumable revenue is a recurring product revenue stream composed of two proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring ("EM") consumable, and a Water/Bioburden ("W/BB") consumable. Both proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.
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
General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our executive, finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance, board of directors' fees and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. General and administrative expenses are expected to increase in future years as the number of administrative personnel grows to support increasing business size and complexity.
Other income (expense)
Interest income, net
Interest income, net is comprised primarily of interest income from investments.
Other income (expense), net
Other income (expense), net primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense (benefit)
We generated significant taxable losses during the three and six months ended June 30, 2023 and 2022 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods. Additionally, as a result of a favorable outcome related to the tax examination for our German subsidiary, we recorded an income tax benefit of $0.6 million for the three and six months ended June 30, 2022.

Results of operations
Comparison of the three months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands)
Revenue:
Product revenue	$3,169	$2,440	$729	29.9%
Service revenue	1,833	1,420	413	29.1%
Total revenue	5,002	3,860	1,142	29.6%
Costs and operating expenses:
Cost of product revenue	4,689	3,235	1,454	44.9%
Cost of service revenue	2,205	1,846	359	19.4%
Research and development	3,233	2,965	268	9.0%
Sales and marketing	3,201	3,484	(283)	(8.1)%
General and administrative	6,728	6,404	324	5.1%
Total costs and operating expenses	20,056	17,934	2,122	11.8%
Loss from operations	(15,054)	(14,074)	(980)	7.0%
Other income (expense):
Interest income, net	1,073	264	809	306.4%
Other (expense) income, net	(29)	107	(136)	(127.1)%
Total other income (expense), net	1,044	371	673	181.4%
Loss before income taxes	(14,010)	(13,703)	(307)	2.2%
Income tax expense (benefit)	6	(613)	619	(101.0)%
Net loss	$(14,016)	$(13,090)	$(926)	7.1%
Revenue
Product revenue increased by $0.7 million, or 29.9%, with the increase primarily attributable to higher consumable shipment volumes of $0.5 million due to an increase in cumulative validated Growth Direct systems in use by customers and an increase in the amount of consumable revenue generated per average validated system in the period. The increase was also a result of favorable increases in price and mix of $0.2 million.
Service revenue increased by $0.4 million, or 29.1%. The increase in service revenue was primarily due to an increase in revenue from service contracts as a result of an increase in the cumulative number of Growth Direct systems validated and under service contracts.
During the first half of 2022, including the second quarter, COVID-19 related restrictions had a negative effect on our product and service revenue. These restrictions have since eased in many geographies and our increased access to customers has positively impacted our product and service revenue for the three months ended June 30, 2023.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $1.5 million, or 44.9%. The increase was driven primarily by lower production volumes and reduced manufacturing efficiency in consumables due in part to temporary downtime to implement enhancements to our automated manufacturing line, which resulted in $1.1 million of additional costs, and an increase in consumable units sold resulting in incremental cost of product revenue of $0.6 million. The increase in costs was partially offset by a reduction in other costs of product revenue of $0.3 million.

Cost of service revenue increased by $0.4 million, or 19.4%. This increase was primarily attributable to headcount-related costs due to hiring of staff as well as higher compensation costs related to the retention program we put into place in connection with our organizational restructuring in August ("2022 Restructuring").
Research and development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$3,233	$2,965	$268	9.0%
Percentage of total revenue	64.6%	76.8%
Research and development expenses increased by $0.3 million, or 9.0%. This increase was primarily due to increased engineering costs for new product development.
Sales and marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$3,201	$3,484	$(283)	(8.1)%
Percentage of total revenue	64.0%	90.3%
Sales and marketing expenses decreased by $0.3 million, or 8.1%. This decrease was primarily due to lower compensation and benefit related costs due to a decrease in non-sales related headcount.
General and administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$6,728	$6,404	$324	5.1%
Percentage of total revenue	134.5%	165.9%
General and administrative expenses increased by $0.3 million, or 5.1%. The increase was primarily driven by a $0.5 million in employee compensation related to the retention program we put into place in August 2022, partially offset by a reduction in headcount related expenses as well as $0.3 million in other costs. The increase was partially offset by a $0.5 million decrease in consulting expenses as a result of cost savings actions initiated in our 2022 Restructuring.
Other income (expense)
Interest income
Interest income increased by $0.8 million, or 306.4%. The increase was due to higher interest rates earned on our investments.
Other (expense) income
Other (expense) income, which is comprised of miscellaneous expenses unrelated to our core business, remained flat for the three months ended June 30, 2023 and 2022.
Income tax expense (benefit)
Income tax expense (benefit) was an expense of less than $0.1 million for the three months ended June 30, 2023 compared to a benefit of $0.6 million for the three months ended June 30, 2022. Both the expense and the benefit recorded related to our German subsidiary. During the three months ended June 30, 2022, we adjusted an uncertain tax liability we had recorded for that subsidiary as a result of the favorable outcome of an examination for the tax years 2016 through 2018, resulting in an income tax benefit in that period.
Comparison of the six months ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$6,493	$5,003	$1,490	29.8%
Service revenue	3,544	3,017	527	17.5%
Total revenue	10,037	8,020	2,017	25.1%
Costs and operating expenses:
Cost of product revenue	9,670	7,593	2,077	27.4%
Cost of service revenue	4,049	3,572	477	13.4%
Research and development	6,386	6,490	(104)	(1.6)%
Sales and marketing	6,663	6,940	(277)	(4.0)%
General and administrative	13,195	12,498	697	5.6%
Total costs and operating expenses	39,963	37,093	2,870	7.7%
Loss from operations	(29,926)	(29,073)	(853)	2.9%
Other income (expense):
Interest income, net	2,076	372	1,704	458.1%
Other (expense) income, net	(40)	91	(131)	(144.0)%
Total other income (expense), net	2,036	463	1,573	339.7%
Loss before income taxes	(27,890)	(28,610)	720	(2.5)%
Income tax expense (benefit)	13	(590)	603	(102.2)%
Net loss	$(27,903)	$(28,020)	$117	(0.4)%
Revenue
Product revenue increased by $1.5 million, or 29.8%. The increase was primarily attributable to higher consumable shipment volumes due to an increase in cumulative validated Growth Direct systems in use by customers and an increase in the amount of consumable revenue generated per average validated system in the period. The increase was also attributable to an additional Growth Direct system placement in 2023.
Service revenue increased by $0.5 million, or 17.5%. The increase in service revenue was primarily due to a $0.7 million increase related to service contracts, driven by an increase in the cumulative number of validated Growth Direct systems. This increase was partially offset by a $0.2 million decrease in validation and installation revenue.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $2.1 million or 27.4%. The increase in cost of product revenue was driven by increased volume for both consumables and Growth Direct systems of $1.4 million. In addition, lower production volumes and reduced manufacturing efficiency in consumables due in part to temporary downtime to implement enhancements to our automated manufacturing line, which resulted in $1.0 million in increased costs. These increases were partially offset by a $0.3 million reduction in other costs of product revenue.

Cost of service revenue increased by $0.5 million, or 13.4%. This increase was primarily attributable to higher compensation costs due to hiring of staff and the retention program we put into place in connection with our 2022 Restructuring.
Research and development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$6,386	$6,490	$(104)	(1.6)%
Percentage of total revenue	63.6%	80.9%
Research and development expenses remained relatively flat, decreasing $0.1 million, or 1.6%.
Sales and marketing

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$6,663	$6,940	$(277)	(4.0)%
Percentage of total revenue	66.4%	86.5%
Sales and marketing expenses decreased by $0.3 million, or 4.0%. This decrease was primarily due to lower compensation and benefit related costs as a result of headcount reductions impacting our non-quota carrying portion of our sales organization.
General and administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$13,195	$12,498	$697	5.6%
Percentage of total revenue	131.5%	155.8%
General and administrative expenses increased by $0.7 million, or 5.6%. This increase was primarily due to increases in compensation and benefits related to retention and corporate bonus expense partially offset by a reduction in headcount-related costs. The net effect was an increase of $0.7 million. Additionally, there were incremental facility and information technology related costs of $0.6 million related to the expansion of our Lexington, Massachusetts facility. These increases were partially offset by a $0.6 million reduction in consulting expense due to cost savings actions initiated in our 2022 Restructuring.
Other income (expense)
Interest income
Interest income increased $1.7 million, or 458.1% due to higher interest rates earned on our investments.
Other (expense) income
Other (expense) income, which is comprised of miscellaneous expenses unrelated to our core business, remained relatively flat for the six months ended June 30, 2023 and 2022.

Income tax expense (benefit)
Income tax expense (benefit) was expense of less than $0.1 million for the six months ended June 30, 2023 compared to a benefit of $0.6 million for the six months ended June 30, 2022. Both the expense and the benefit recorded related to our German subsidiary. During the six months ended June 30, 2022, we adjusted an uncertain tax liability we had recorded for that subsidiary as a result of the favorable outcome of an examination for the tax years 2016 through 2018, resulting in an income tax benefit in that period.
Liquidity and capital resources
Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowing under loan agreements, revenue from sales of our products and services as well as under our contracts with BARDA and proceeds from our IPO.
We believe that our cash, cash equivalents and short- and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, were issued.
As of June 30, 2023, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

June 30, 2023

Cash and cash equivalents	$28,680
Short-term investments	77,393
Long-term investments	7,247
Restricted cash	284
Total	$113,604
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance which has been drawn down in full. In March 2022, we amended this lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee) as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.8 million as of June 30, 2023, including $0.6 million in short-term obligations.
In December 2020, we entered into a non-cancelable agreement with a service provider for software as a service and cloud hosting services. As of June 30, 2023, we had committed to minimum payments under these arrangements totaling $0.6 million through January 31, 2026, including short-term obligations of $0.2 million. We had zero and $0.1 million accrued for the software subscription as of June 30, 2023 and December 31, 2022, respectively.

In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $4.5 million as of June 30, 2023, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six months ended June 30,
	2023	2022

Net cash used in operating activities	$(25,876)	$(31,787)
Net cash provided by (used in) investing activities	27,379	(97,335)
Net cash provided by financing activities	113	455
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,616	$(128,667)
Operating activities
During the six months ended June 30, 2023, operating activities used $25.9 million in net cash, a decrease of $5.9 million compared to the prior year, primarily as a result of the timing of payments to vendors, increased receipts of our accounts receivable and lower inventory purchases.
Investing activities
During the six months ended June 30, 2023, net cash provided by investing activities was $27.4 million, compared to net cash used in investing activities of $97.3 million during the six months ended June 30, 2022. The change was largely attributable to fewer purchases of investments and of property and equipment, as well as an increase in investment maturities.
Financing activities
During the six months ended June 30, 2023, net cash provided by financing activities was $0.1 million, a decrease of $0.3 million compared to the prior period, and was primarily related to a reduction in proceeds from stock option exercises.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and inflationary pressure. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Form 10-K.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Information regarding risk factors appears in "Part I, Item 1A. Risk Factors" of our 2022 Form 10-K. Aside from the below, there have been no material changes in our risk factors from those previously disclosed in our 2022 Form 10-K.
Risks Related to the Financial Services Industry

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank, Signature Bank and Silvergate Capital Corp, respectively, after each bank was unable to continue their operations. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future.

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
3.3
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

3.4
Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

4.1
Stockholder Rights Agreement, dated as of August 11, 2022, between Rapid Micro Biosystems, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

10.1
Rapid Micro Biosystems, Inc. 2023 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-271659) filed on May 4, 2023)

10.2*	Amended and Restated Non-Employee Director Compensation Program
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 4, 2023

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)