Form 10-Q
period 2023-09-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2023-11-03
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 37,089,376 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of October 31, 2023, there were 5,309,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our ability to remain in compliance with the listing requirements of the Nasdaq Global Select Market;
•our expectations regarding the potential impact of ongoing conditions in the banking system and financial markets on our operations and financial results; and
•our ability to adequately protect our intellectual property.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$23,786	$27,064
Short-term investments	65,603	81,584
Accounts receivable	3,907	5,369
Inventory	20,193	21,187
Prepaid expenses and other current assets	1,556	3,372
Total current assets	115,045	138,576
Property and equipment, net	12,870	13,818
Right-of-use assets, net	6,489	7,063
Long-term investments	14,620	29,790
Other long-term assets	856	1,119
Restricted cash	284	284
Total assets	$150,164	$190,650
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,271	$5,428
Accrued expenses and other current liabilities	6,946	8,150
Deferred revenue	4,560	4,706
Lease liabilities, short-term	841	766
Total current liabilities	15,618	19,050
Lease liabilities, long-term	6,504	7,202
Other long-term liabilities	255	229
Total liabilities	22,377	26,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at September 30, 2023 and December 31, 2022; 37,088,032 shares and 36,538,805 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	371	366
Class B common stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 5,309,529 shares and 5,553,379 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	53	55
Preferred stock, $0.01 par value: 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	545,029	540,775
Accumulated deficit	(417,213)	(375,918)
Accumulated other comprehensive loss	(453)	(1,109)
Total stockholders’ equity	127,787	164,169
Total liabilities and stockholders’ equity	$150,164	$190,650
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$4,200	$3,209	$10,693	$8,212
Service revenue	1,945	1,530	5,489	4,547
Total revenue	6,145	4,739	16,182	12,759
Costs and operating expenses:
Cost of product revenue	5,691	5,627	15,361	13,220
Cost of service revenue	2,085	1,906	6,134	5,478
Research and development	3,116	2,973	9,502	9,463
Sales and marketing	3,498	3,930	10,161	10,870
General and administrative	6,204	7,189	19,399	19,687
Total costs and operating expenses	20,594	21,625	60,557	58,718
Loss from operations	(14,449)	(16,886)	(44,375)	(45,959)
Other income (expense):
Interest income, net	1,093	575	3,169	947
Other (expense) income, net	(26)	(21)	(66)	70
Total other income (expense), net	1,067	554	3,103	1,017
Loss before income taxes	(13,382)	(16,332)	(41,272)	(44,942)
Income tax expense (benefit)	10	7	23	(583)
Net loss	$(13,392)	$(16,339)	$(41,295)	$(44,359)
Net loss per share — basic and diluted	$(0.31)	$(0.38)	$(0.96)	$(1.05)
Weighted average common shares outstanding — basic and diluted	43,080,095	42,517,992	42,985,184	42,404,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(13,392)	$(16,339)	$(41,295)	$(44,359)
Other comprehensive income:
Unrealized gain (loss) on investments, net of tax	242	(473)	656	(1,376)
Comprehensive loss	$(13,150)	$(16,812)	$(40,639)	$(45,735)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
Issuance of Class A common stock under ESPP	125,536	1	—	—	123	—	—	124
Vesting of restricted stock units	96,303	1	—	—	(1)	—	—	—
Restricted stock award liability accretion	—	—	—	—	341	—	—	341
Issuance of Class A common stock upon exercise of common stock options	7,896	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,243	—	—	1,243
Net loss	—	—	—	—	—	(13,887)	—	(13,887)
Other comprehensive income	—	—	—	—	—	—	447	447
Balances at March 31, 2023	36,768,540	$368	5,553,379	$55	$542,487	$(389,805)	$(662)	$152,443
Vesting of restricted stock units	4,954	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	243,850	2	(243,850)	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,234	—	—	1,234
Net loss	—	—	—	—	—	(14,016)	—	(14,016)
Other comprehensive loss	—	—	—	—	—	—	(33)	(33)
Balances at June 30, 2023	37,017,344	$370	5,309,529	$53	$543,721	$(403,821)	$(695)	$139,628
Issuance of Class A common stock under ESPP	60,501	1	—	—	57	—	—	58
Vesting of restricted stock units	9,253	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	934	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,251	—	—	1,251
Net loss	—	—	—	—	—	(13,392)	—	(13,392)
Other comprehensive income	—	—	—	—	—	—	242	242
Balances at September 30, 2023	37,088,032	$371	5,309,529	$53	$545,029	$(417,213)	$(453)	$127,787
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

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,295)	$(44,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,311	1,977
Stock-based compensation expense	3,728	2,914
Provision for excess and obsolete inventory	34	219
Noncash lease expense	899	846
Loss (gain) on disposal of property and equipment	—	19
Accretion on investments	(1,766)	(237)
Other	26	(116)
Changes in operating assets and liabilities:
Accounts receivable	1,462	346
Inventory	960	(5,472)
Prepaid expenses and other current assets	1,817	(152)
Other long-term assets	5	69
Accounts payable	(2,157)	(275)
Accrued expenses and other current liabilities	(1,462)	(2,770)
Deferred revenue	(146)	99
Net cash used in operating activities	(35,584)	(46,892)

Cash flows from investing activities:
Purchases of property and equipment	(1,427)	(5,929)
Purchases of investments	(50,928)	(155,340)
Maturity of investments	84,500	55,000
Net cash provided by (used in) investing activities	32,145	(106,269)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	6	471
Proceeds from issuance of Class A common stock - employee stock purchase plan	182	159
Payments on finance lease obligations	(27)	(24)
Net cash provided by financing activities	161	606
Net decrease in cash, cash equivalents and restricted cash	(3,278)	(152,555)
Cash, cash equivalents and restricted cash at beginning of period	27,348	178,671
Cash, cash equivalents and restricted cash at end of period	$24,070	$26,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$29	$32

Supplemental disclosure of non-cash investing activities
Establishment of right of use operating assets	$151	$7,605
Purchases of property and equipment in accounts payable and accrued expenses	$204	$11

Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$—	$366
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.
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
There have been no significant changes to the significant accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2022 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	14.7%	23.1%	18.2%	22.2%
Customer B	11.4%	*	*	*
Customer C	10.2%	*	*	*
Customer D	*	19.5%	*	*
	36.3%	42.6%	18.2%	22.2%
____________________________
*– less than 10%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	September 30,	December 31,
	2023	2022
Customer A	11.0%	21.4%
Customer E	19.7%	*
Customer F	17.6%	*
Customer G	*	11.8%
Customer H	*	16.7%
	48.3%	49.9%
____________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There are no significant concentrations around a single third-party supplier or manufacturer for the three and nine months ended September 30, 2023 or 2022.
Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At September 30, 2023 and December 31, 2022, the Company held cash of $0.3 million and $0.2 million, respectively, in banks located outside of the United States.
Restricted cash
As of September 30, 2023 and December 31, 2022, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. The Company had $0.8 million of software development costs, net of amortization, capitalized in other long-term assets at September 30, 2023. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For each of the three months ended September 30, 2023 and 2022, there was $0.1 million, and for each of the nine months ended September 30, 2023 and 2022, there was $0.3 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$526	$936	$872	$598
Warranty provisions	171	295	171	646
Warranty repairs	—	(320)	(346)	(333)
Balance, end of period	$697	$911	$697	$911
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets as of both September 30, 2023 and December 31, 2022, included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of September 30, 2023 or December 31, 2022. Deferred revenue was $4.6 million and $4.7 million at September 30, 2023 and December 31, 2022, respectively. Revenue recognized during the three months ended September 30, 2023 and 2022 that was included in deferred revenue at the prior period-end was $1.2 million and $0.5 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in deferred revenue at the prior period-end was $3.3 million and $2.3 million, respectively.

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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product and service revenue — recurring	$3,410	$2,908	$10,255	$8,066
Product and service revenue — non-recurring	2,735	1,831	5,927	4,693
Total revenue	$6,145	$4,739	$16,182	$12,759
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$2,665	$2,091	$6,987	$6,452
Switzerland	1,058	608	2,991	2,096
Germany	478	1,413	1,392	2,238
Japan	167	—	1,621	—
All other countries	1,777	627	3,191	1,973
Total revenue	$6,145	$4,739	$16,182	$12,759
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during the three months ended September 30, 2023 and 2022, and were $0.2 million and less than $0.1 million during the nine months ended September 30, 2023 and 2022, respectively.
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
The Company measures all restricted stock and restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted stock is the common stock value on the date of grant.

Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The new standard was effective for the Company beginning January 1, 2023 and primarily impacted trade accounts receivable. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2023, which had no cumulative impact to retained earnings. The adoption of this new standard had no material impact on the Company's unaudited consolidated financial statements. The Company's concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas. Substantially all of the Company's trade receivables are concentrated in the pharmaceuticals industry in the U.S. and internationally or with distributors who operate in international markets. The Company's historical credit losses have not been significant due to this dispersion and the financial stability of the Company's customers. The Company considers its historical credit losses to be immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard. The Company updated its accounting policy disclosure for accounts receivable as follows:
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowances for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowances for doubtful accounts for expected credit losses are recorded to general and administrative expenses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts for expected credit losses was zero.
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

	Fair value measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$18,473	$—	$—	$18,473
Short-term investments	59,978	5,625	—	65,603
Long-term investments	14,620	—	—	14,620
	$93,071	$5,625	$—	$98,696

	Fair value measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,072	$—	$—	$22,072
Short-term investments	81,093	491	—	81,584
Long-term investments	26,431	3,359	—	29,790
	$129,596	$3,850	$—	$133,446
During the three and nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
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
4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$5,670	$—	$(45)	$5,625
U.S. Government Treasury Bills	16,206	—	(10)	16,196
U.S. Government Treasury Notes	44,137	—	(355)	43,782
	$66,013	$—	$(410)	$65,603
Long-term Investments
U.S. Government Treasury Notes - Maturity Between One and Two Years	14,663	—	(43)	14,620
	$14,663	$—	$(43)	$14,620

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$491	$—	$—	$491
U.S. Government Treasury Bills	32,115	1	(40)	32,076
U.S. Government Treasury Notes	49,625	—	(608)	49,017
	$82,231	$1	$(648)	$81,584
Long-term Investments
Certificates of Deposit	$3,391	$4	$(36)	$3,359
U.S. Government Treasury Notes - Maturity Between One and Two Years	26,861	1	(431)	26,431
	$30,252	$5	$(467)	$29,790

5. Inventory
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$14,225	$15,014
Work in process	579	1,599
Finished goods	5,389	4,574
Total	$20,193	$21,187
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.7 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$38	$1,500
Contract asset	69	112
Deposits	647	1,055
Other	802	705
	$1,556	$3,372
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Manufacturing and laboratory equipment	$13,687	$13,408
Computer hardware and software	1,870	1,651
Office furniture and fixtures	588	589
Leasehold improvements	8,551	8,260
Construction-in-process	1,789	1,712
	26,485	25,620
Less: Accumulated depreciation	(13,615)	(11,802)
	$12,870	$13,818

Depreciation and amortization expense related to property and equipment was $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $2.0 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company had zero fully depreciated assets disposed of during the three months ended September 30, 2023 and 2022, and had zero and $2.3 million in fully depreciated assets disposed of during the nine months ended September 30, 2023 and 2022, respectively.

8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee compensation and benefits expense	$4,547	$3,217
Accrued vendor expenses	1,279	3,212
Accrued warranty expense	697	872
Accrued taxes	287	329
Other	136	520
	$6,946	$8,150
On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company will continue to invest in key growth initiatives including enhancing commercial execution and key product development programs that are expected to drive future revenue growth. The Restructuring Plan involved an approximately 20% reduction in the Company’s workforce, including employees, contractors and temporary employees, which is largely focused on non-commercial functions. The Company recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. The Company made no payments during the three months ended September 30, 2023 and made payments of $0.5 million during the nine months ended September 30, 2023 related to the Restructuring Plan. The Company had no remaining payments as of September 30, 2023.
9. Common stock and common stock warrants
As of September 30, 2023 and December 31, 2022, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of September 30, 2023, no cash dividends had been declared or paid.
As of September 30, 2023, the Company had reserved 22,091,879 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.
As of September 30, 2023 and December 31, 2022, outstanding warrants to purchase common stock consisted of the following:

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
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of September 30, 2023, there are 3,212,318 shares available for issuance under the 2021 Plan.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.2%	3.2%	3.9%	2.1%
Expected term (in years)	6.1	6.1	6.0	6.0
Expected volatility	47.1%	44.4%	47.1%	43.2%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,041,308	$5.05	7.55	$532
Granted	1,994,222	1.17
Exercised	(8,830)	0.82
Expired	(80,348)	5.92
Forfeited	(150,803)	2.60
Outstanding as of September 30, 2023	6,795,549	$2.66	7.57	$513
Options vested and expected to vest as of September 30, 2023	6,795,549	$2.66	7.57	$513
Options exercisable as of September 30, 2023	3,583,257	$2.71	6.44	$349

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was less than $0.1 million and $2.8 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2023 and 2022 was $0.49 and $1.72, respectively, and during the nine months ended September 30, 2023 and 2022 was $0.59 and $3.20, respectively.
In March 2023, the board of directors approved a one-time repricing of certain outstanding stock options held by non-executive employees. As a result of the repricing, the exercise prices of eligible vested and unvested stock options were adjusted to reflect the fair market value of Class A common stock on the date of the repricing. The repricing was immaterial to the Company's financial results.
Restricted stock
In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. At September 30, 2023 and December 31, 2022, the Company had zero and $0.3 million, respectively, in unvested restricted common stock liability included in other current liabilities and other long-term liabilities, respectively, related to these shares. The restricted common stock is no longer vesting due to the employee's termination and the Company waived its repurchase right during the first quarter of 2023, which resulted in all then-outstanding and unvested shares becoming fully vested.
The following table summarizes the Company’s restricted stock activity since December 31, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2022	155,565	$2.10
Granted	—
Vested	(155,565)	$2.10
Forfeited	—
Unvested as of September 30, 2023	—	$—
Restricted stock units
Restricted stock unit grants to employees typically have a three-year service-based vesting term in which vesting occurs annually on the anniversary of the grant date. During the nine months ended September 30, 2023, the Company granted restricted stock units with service-based vesting conditions as well as restricted stock units with a combination of service-based and Company performance-based vesting conditions. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2022:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2022	532,121	$7.06
Granted	1,461,458	$1.22
Vested	(161,989)	$7.42
Forfeited	(49,189)	$3.08
Unvested as of September 30, 2023	1,782,401	$2.35
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended September 30, 2023 and 2022 was $0.97 and $3.64, respectively, and during the nine months ended September 30, 2023 and 2022 was $1.22 and $7.36, respectively.

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
During the nine months ended September 30, 2023, there were 186,037 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, 873,158 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	5.5%	3.8%	5.3%	2.6%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	47.7%	53.3%	47.8%	49.1%
Expected dividend yield	0%	0%	0%	0%

2023 Inducement Plan

In May 2023, the board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In May 2023, pursuant to the Inducement Plan, the Company granted inducement awards to the Company's Senior Vice President Sales & Marketing in the form of an option to purchase 220,000 shares of the Company's Class A common stock with an exercise price per share of $0.83 and 110,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to the commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

As of September 30, 2023, no shares were available for future issuance under the Inducement Plan.
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$159	$118	$502	$387
Research and development	135	93	398	266
Sales and marketing	119	93	385	370
General and administrative	838	369	2,443	1,891
Total stock-based compensation expense	$1,251	$673	$3,728	$2,914
As of September 30, 2023, total unrecognized compensation expense related to unvested stock options held by employees and directors was $5.3 million, which is expected to be recognized over a weighted average period of 2.0 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $3.1 million, which is expected to be recognized over a weighted average period of 2.1 years.
11. Income taxes
During the three and nine months ended September 30, 2023 and 2022, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2023 and December 31, 2022 the Company has recorded a full valuation allowance against its net deferred tax assets.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and international jurisdictions, where applicable. There are currently no pending tax examinations in the U.S., and the Company has not received notice of examination from any jurisdictions in the U.S. As a result of a favorable outcome related to the tax examination for our German subsidiary, we recorded an income tax benefit of $0.6 million for the nine months ended September 30, 2022.
12. Net loss per share
As of September 30, 2023, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.
The Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, as such basic net loss per share was the same as diluted net loss per share. Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,392)	$(16,339)	$(41,295)	$(44,359)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	37,770,566	36,964,613	37,539,885	36,619,187
Weighted average Class B common shares outstanding—basic and diluted	5,309,529	5,553,379	5,445,299	5,785,056
Total shares for EPS—basic and diluted	43,080,095	42,517,992	42,985,184	42,404,243
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.31)	$(0.38)	$(0.96)	$(1.05)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.31)	$(0.38)	$(0.96)	$(1.05)
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

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	6,795,549	5,242,448
Unvested restricted common stock	1,782,401	677,112
Warrants to purchase common stock	286,324	286,324
Options to purchase common stock under ESPP	22,051	8,107
	8,886,325	6,213,991

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
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$956	$893
Operating cash outflows - payments on financing leases	$29	$32
Financing cash outflows - payments on financing leases	$27	$24
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$151	$7,605
Financing leases	$—	$366

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease assets	$6,209	$6,746

Accrued expenses and other current liabilities	$801	$729
Operating lease liabilities	6,231	6,898
Total operating lease liabilities	$7,032	$7,627

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(106)	(69)
Net property, plant and equipment	$280	$317

Current portion of long-term debt	$40	$37
Long-term debt	273	304
Total financing lease liabilities	$313	$341

Weighted-average remaining lease term - operating leases (in years):	5.79	6.54
Weighted-average remaining lease term - financing leases (in years):	5.75	6.50
Weighted-average discount rate - operating leases:	3.8%	3.7%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$314	$297	$899	$847
Financing lease cost - amortization of right-of-use asset	12	12	37	37
Financing lease cost - interest on lease liability	9	11	29	32
Short-term lease cost	—	14	—	45
Variable lease cost	172	138	522	454
Total lease cost	$507	$472	$1,487	$1,415
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and was $1.4 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for the three and nine months ended September 30, 2023 and 2022.

Maturities of the Company’s operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Operating Lease Maturities
2023 (excluding the nine months ended September 30)	$329
2024	1,334
2025	1,368
2026	1,401
2027	1,435
Thereafter	2,273
Total lease payments	$8,140
Less imputed interest	(837)
Total present value of lease liabilities	$7,303
Maturities of the Company’s financing lease liability as of September 30, 2023 were as follows (in thousands):

Financing Lease Maturities
2023 (excluding the nine months ended September 30)	$19
2024	75
2025	75
2026	75
2027	75
Thereafter	113
Total lease payments	$432
Less imputed interest	(119)
Total present value of lease liabilities	$313
14. Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 and December 31, 2022.
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

15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.6 million to the plan during the three and nine months ended September 30, 2023 and 2022, respectively.

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
Our technology fully automates and digitizes the process of pharmaceutical MQC and is designed to enable our customers to perform this critical testing process more efficiently, accurately, and securely. Our Growth Direct system accelerates time to results by several days, up to a 50% improvement over the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. We seek to establish the Growth Direct platform as the trusted global standard in automated MQC by delivering the speed, accuracy, security, and data integrity that our customers depend on to ensure patient safety and consistent drug supply.
Since inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, advancing our technological capabilities, expanding our sales and marketing infrastructure to grow our sales, building a global customer support team to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. To date, we have funded our operations primarily with proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from products, services and contracts, and proceeds from our IPO, as well as our cost-reimbursement/cost sharing contracts with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority ("BARDA").
Since our inception, we have incurred net losses in each year. We generated revenue of $6.1 million and $4.7 million for the three months ended September 30, 2023 and 2022, respectively, and incurred net losses of $13.4 million and $16.3 million for those same periods, respectively. As of September 30, 2023, we had an accumulated deficit of $417.2 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash and cash equivalents and investments as of September 30, 2023 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of September 30, 2023, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 55% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform or as the result of new product approvals or increases in their manufacturing volumes for existing products.

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

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	5	3	2	66.7%
Cumulative systems placed	135	123	12	9.8%
Systems validated:
Systems validated in period	4	4	—	—%
Cumulative systems validated	112	100	12	12.0%
Product and service revenue — total	$6,145	$4,739	$1,406	29.7%
Product and service revenue — recurring	$3,410	$2,908	$502	17.3%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	10	7	3	42.9%
Cumulative systems placed	135	123	12	9.8%
Systems validated:
Systems validated in period	9	16	(7)	(43.8)%
Cumulative systems validated	112	100	12	12.0%
Product and service revenue — total	$16,182	$12,759	$3,423	26.8%
Product and service revenue — recurring	$10,255	$8,066	$2,189	27.1%

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
Validated systems
We regularly review the number of Growth Direct systems validated and cumulative Growth Direct systems validated in each period as indicators of our business performance. Management focuses on validated Growth Direct systems as a leading indicator of likely future recurring revenue as well as a reflection of our success supporting our customers in validating placed systems. We expect our validated Growth Direct systems to continue to grow over time as we increase our base of cumulative systems placed and then install and validate those systems. After a Growth Direct system is placed with a customer and installed, we work with the customer to validate the system, which typically takes anywhere from three to nine months. Once a validation has been completed, we generally expect our customers to transition from their legacy manual method to our automated method and begin regular utilization of consumables over a period of up to three months after the validation is completed. However, the timeline for such transition may be longer depending on the specific circumstances of each individual customer. In addition, in exceptional cases, we have reacquired Growth Direct systems from customers that were previously placed and, in some cases, previously validated. Our metrics showing cumulative systems placed and cumulative systems validated are not reduced to reflect these reacquired systems.
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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 55.5% and 61.4% of our total revenue for the three months ended September 30, 2023 and 2022, respectively. Recurring revenue was 63.4% and 63.2% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection software), consumables, validation services, service contracts, and field service. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended September 30, 2023	Percentage of total revenue	Three Months Ended September 30, 2022	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$4,200	68.3%	$3,209	67.7%
Service revenue	1,945	31.7%	1,530	32.3%
Total revenue	$6,145	100.0%	$4,739	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of September 30, 2023, we had placed 135 Growth Direct systems to over 40 customers globally, including two-thirds of the top twenty pharmaceutical companies as measured by revenue and approximately 20% of globally approved cell and gene therapies, including approximately 80% of commercially available CAR-T therapies.
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
We offer our customers service contracts that can be purchased after the expiration of the one-year assurance warranty that all of our customers receive with the purchase of a Growth Direct system. Under these contracts, they are entitled to receive phone support, emergency on-site maintenance support and preventative maintenance visits. These service contracts generally have fixed fees and a term of one year. We recognize revenue from the sale of service contracts over time as these services are provided over the respective contract term.
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
Income tax expense (benefit)
We generated significant taxable losses during the three and nine months ended September 30, 2023 and 2022 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods. Additionally, as a result of a favorable outcome related to the tax examination for our German subsidiary, we recorded an income tax benefit of $0.6 million for the nine months ended September 30, 2022.

Results of operations
Comparison of the three months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands)
Revenue:
Product revenue	$4,200	$3,209	$991	30.9%
Service revenue	1,945	1,530	415	27.1%
Total revenue	6,145	4,739	1,406	29.7%
Costs and operating expenses:
Cost of product revenue	5,691	5,627	64	1.1%
Cost of service revenue	2,085	1,906	179	9.4%
Research and development	3,116	2,973	143	4.8%
Sales and marketing	3,498	3,930	(432)	(11.0)%
General and administrative	6,204	7,189	(985)	(13.7)%
Total costs and operating expenses	20,594	21,625	(1,031)	(4.8)%
Loss from operations	(14,449)	(16,886)	2,437	(14.4)%
Other income (expense):
Interest income, net	1,093	575	518	90.1%
Other expense, net	(26)	(21)	(5)	23.8%
Total other income (expense), net	1,067	554	513	92.6%
Loss before income taxes	(13,382)	(16,332)	2,950	(18.1)%
Income tax expense	10	7	3	42.9%
Net loss	$(13,392)	$(16,339)	$2,947	(18.0)%
Revenue
Product revenue increased by $1.0 million, or 30.9%, with $0.6 million of this increase attributable to a higher volume of system placements in the quarter and the remainder attributable to favorable increases in price and mix related to our consumables.
Service revenue increased by $0.4 million, or 27.1%. The increase in service revenue was primarily due to an increase in revenue from service contracts as a result of an increase in the cumulative number of Growth Direct systems validated and under such contracts. Increases in both installation and validation revenues also contributed to the increase in service revenue.
During 2022, including the third quarter, COVID-19 related restrictions had a negative effect on our product and service revenue. These restrictions have since eased and our increased access to customers has positively impacted our product and service revenue for the three months ended September 30, 2023 as compared to prior periods.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.1 million, or 1.1%. The increase was driven primarily by costs associated with a higher volume of system placements of $0.4 million, $0.2 million related to consumables mix, and $0.4 million related to a temporary reduction in manufacturing efficiency due to downtime to implement enhancements to our automated consumables manufacturing line. The increase due to these factors was offset by a net reduction in other production costs recognized in the period of $0.9 million due in part to the benefit of higher production volumes.
Cost of service revenue increased by $0.2 million, or 9.4%. This increase was primarily attributable to greater headcount-related costs due to hiring of staff as well as incremental travel costs to support the higher number of validated systems at customer sites.
Research and development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$3,116	$2,973	$143	4.8%
Percentage of total revenue	50.7%	62.7%
Research and development expenses increased by $0.1 million, or 4.8%. This increase was primarily due to higher spending on new product development activities, including headcount-related costs, largely offset by lower third party spend.
Sales and marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$3,498	$3,930	$(432)	(11.0)%
Percentage of total revenue	56.9%	82.9%
Sales and marketing expenses decreased by $0.4 million, or 11.0%. This decrease was primarily the result of a reduction in nonrecurring severance-related costs related to our organizational restructuring announced in August 2022 (the "2022 Restructuring"). Excluding the impact of these nonrecurring costs, sales and marketing expenses decreased by $0.1 million in the three months ended September 30, 2023.
General and administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$6,204	$7,189	$(985)	(13.7)%
Percentage of total revenue	101.0%	151.7%
General and administrative expenses decreased by $1.0 million, or 13.7%. The decrease was attributable to a $1.4 million reduction in legal and investor relations-related costs as compared to the prior-year period when we received an unsolicited non-binding proposal from a stockholder to acquire the Company. Additionally, there was an overall net decrease of $0.1 million related to actions taken in connection with our 2022 Restructuring, including employee severance and retention. Higher stock compensation expenses of $0.5 million due mainly to annual equity grants partially offset the decreases described above.
Other income (expense)
Interest income
Interest income increased by $0.5 million, or 90.1%. The increase was due to higher interest rates earned on our investments.

Other (expense) income
Other (expense) income, which is comprised of miscellaneous expenses unrelated to our core business, remained flat for the three months ended September 30, 2023 and 2022.
Income tax expense
Income tax expense was less than $0.1 million for the three months ended September 30, 2023 and 2022. The expense is attributable to an income tax provision related to our German subsidiary.
Comparison of the nine months ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$10,693	$8,212	$2,481	30.2%
Service revenue	5,489	4,547	942	20.7%
Total revenue	16,182	12,759	3,423	26.8%
Costs and operating expenses:
Cost of product revenue	15,361	13,220	2,141	16.2%
Cost of service revenue	6,134	5,478	656	12.0%
Research and development	9,502	9,463	39	0.4%
Sales and marketing	10,161	10,870	(709)	(6.5)%
General and administrative	19,399	19,687	(288)	(1.5)%
Total costs and operating expenses	60,557	58,718	1,839	3.1%
Loss from operations	(44,375)	(45,959)	1,584	(3.4)%
Other income (expense):
Interest income, net	3,169	947	2,222	234.6%
Other (expense) income, net	(66)	70	(136)	(194.3)%
Total other income (expense), net	3,103	1,017	2,086	205.1%
Loss before income taxes	(41,272)	(44,942)	3,670	(8.2)%
Income tax expense (benefit)	23	(583)	606	(103.9)%
Net loss	$(41,295)	$(44,359)	$3,064	(6.9)%
Revenue
Product revenue increased by $2.5 million, or 30.2%. The increase was primarily due to higher volumes of both system placements and consumable shipments. Service revenue increased by $0.9 million, or 20.7%.
The increase in service revenue was primarily driven by an increase in revenue from service contracts as a result of an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $2.1 million or 16.2%. The increase in cost of product revenue was driven by higher volumes of both Growth Direct systems and consumables, which contributed $1.8 million. In addition, a temporary reduction in manufacturing efficiency due in part to downtime to implement enhancements to our automated consumables manufacturing line resulted in $1.2 million of additional cost. Partially offsetting these increased costs were reductions in labor and overhead spending coupled with a benefit from production activities totaling $0.7 million, and a $0.2 million reduction in other costs of product revenue.
Cost of service revenue increased by $0.7 million, or 12.0%. This increase was primarily attributable to headcount-related costs due to hiring of staff as well as incremental travel costs to support the growing number of validated systems at customer sites.
Research and development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$9,502	$9,463	$39	0.4%
Percentage of total revenue	58.7%	74.2%
Research and development expenses remained relatively flat, increasing less than $0.1 million, or 0.4%. This increase was primarily due to higher spending on new product development activities, including headcount-related costs, largely offset by lower third party spend.
Sales and marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$10,161	$10,870	$(709)	(6.5)%
Percentage of total revenue	62.8%	85.2%
Sales and marketing expenses decreased by $0.7 million, or 6.5%. This decrease was primarily due to a reduction in nonrecurring severance-related costs as well as lower compensation and benefit related costs as a result of headcount reductions made as part of our 2022 Restructuring, the latter of which impacted our non-quota carrying portion of our sales organization. Excluding the impact of the nonrecurring severance-related costs, sales and marketing expenses decreased by $0.1 million in the nine months ended September 30, 2023.
General and administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$19,399	$19,687	$(288)	(1.5)%
Percentage of total revenue	119.9%	154.3%
General and administrative expenses decreased by $0.3 million, or 1.5%. This decrease was attributable to a $0.8 million decrease in third-party spend due to cost savings initiatives implemented as part of our 2022 Restructuring, a $0.7 million reduction in legal and investor relations-related costs following an unsolicited non-binding proposal from a stockholder to acquire the Company in June 2022, a $0.4 million reduction in business insurance premiums and a $0.1 million decrease in other expenses. These decreases were largely offset by several increases including the $0.6 million impact of the retention bonus program we put into place in connection with our 2022 Restructuring, which replaced the annual bonus for eligible employees in 2022 and thereby decreased net bonus expense in the prior-year period. Additionally, higher stock compensation expenses of $0.6 million due mainly to annual equity grants made in the first quarter of 2023 and higher depreciation expense of $0.5 million related to capital improvements we made to our Lexington, Massachusetts back-up manufacturing facility in 2022 partially offset the decreases described above.

Other income (expense)
Interest income
Interest income increased $2.2 million, or 234.6% due to higher interest rates earned on our investments.
Other (expense) income
Other (expense) income, which is comprised of miscellaneous expenses unrelated to our core business, remained relatively flat for the nine months ended September 30, 2023 and 2022.
Income tax expense (benefit)
Income tax expense (benefit) was expense of less than $0.1 million for the nine months ended September 30, 2023 compared to a benefit of $0.6 million for the nine months ended September 30, 2022. Both the expense and the benefit recorded related to our German subsidiary. During the nine months ended September 30, 2022, we adjusted an uncertain tax liability we had recorded for that subsidiary as a result of the favorable outcome of an examination for the tax years 2016 through 2018, resulting in an income tax benefit in that period.
Liquidity and capital resources
Since our inception, we have incurred significant operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services as well as under our contracts with BARDA and proceeds from our IPO.
We believe that our cash, cash equivalents and short- and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were issued.
As of September 30, 2023, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

September 30, 2023

Cash and cash equivalents	$23,786
Short-term investments	65,603
Long-term investments	14,620
Restricted cash	284
Total	$104,293
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts, which expires in July 2026. The terms of the lease include options for a one-time, five-year extension of the lease and early termination of the lease in July 2024 as well as a $0.7 million tenant improvement allowance which has been drawn down in full. In March 2022, we amended this lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee) as well as a $0.3 million tenant improvement allowance. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.8 million as of September 30, 2023, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $4.3 million as of September 30, 2023, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2023	2022

Net cash used in operating activities	$(35,584)	$(46,892)
Net cash provided by (used in) investing activities	32,145	(106,269)
Net cash provided by financing activities	161	606
Net decrease in cash and cash equivalents and restricted cash	$(3,278)	$(152,555)
Operating activities
During the nine months ended September 30, 2023, net cash used in operating activities was $35.6 million, a decrease of $11.3 million compared to the prior-year period. The lower use of net cash was primarily as a result of lower inventory purchases, the timing of payments to vendors, and increased receipts of our accounts receivable.
Investing activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $32.1 million, compared to net cash used in investing activities of $106.3 million during the nine months ended September 30, 2022. The change was largely attributable to fewer purchases of investments and of property and equipment, as well as an increase in investment maturities.
Financing activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $0.2 million, a decrease of $0.4 million compared to the nine months ended September 30, 2022, which was primarily related to a reduction in proceeds from stock option exercises.

Nasdaq Notice of Failure to Satisfy a Continued Listing Rule
On September 13, 2023, we received a notification letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC notifying us that the bid price for our Class A common stock, par value $0.01 per share, had closed below $1.00 per share for thirty (30) consecutive business days (July 31, 2023 through September 11, 2023) and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). On September 26, 2023, we were informed by the Staff that we regained compliance with the Bid Price Requirement following ten (10) consecutive business days (September 12, 2023 through September 25, 2023) during which the closing bid price of our common stock was equal to or greater than $1.00 per share, and that this matter was closed.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39130) filed on August 10, 2023)

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

Date: November 3, 2023

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)