Form 10-K
period 2023-12-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2024-03-01
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Class A common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $28,178,899.
The number of shares of the registrant’s Class A common stock, par value $0.01, outstanding as of February 28, 2024 was 37,187,884.
The number of shares of the registrant’s Class B common stock, par value $0.01, outstanding as of February 28, 2024 was 5,309,529.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

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
•our future results of operations and financial position, including our expectations regarding revenue, gross margin, operating expenses and ability to generate positive cash flow;
•our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct system, our management of inventory and supply chain, our capital expenditures, our research and development activities and the expansion of our sales, marketing, manufacturing and distribution capabilities;
•our ability to maintain and expand our customer base for our Growth Direct platform and systems;
•the effectiveness of enhancements of sales force and our sales processes;
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
•our ability to remain in compliance with the listing requirements of the Nasdaq Global Select Market;
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
•Our business depends on the commercial success of our Growth Direct platform, which may not be achieved or maintained;
•Our operating results have fluctuated significantly in the past and will fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations;
•We have in the past and may in the future fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could adversely affect our business, reputation and financial results and cause our stock price to decline;
•If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and service contracts to existing customers declines, our future operating results would be adversely affected;
•We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations;
•Our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control, or MQC, testing;
•We may not be successful in expanding our business with existing customers and driving adoption of our solutions with new customers;
•The size of the markets and forecasts of market growth for automated MQC testing and other of our key performance indicators are based on a number of complex assumptions and estimates, and may be inaccurate;
•New product development involves a lengthy and complex process and we may be unable to develop or commercialize products on a timely basis, or at all;
•Our customers use our Growth Direct platform as part of their quality control workflow, which is subject to regulation by the Food and Drug Administration, or FDA, and other comparable regulatory authorities;
•If we are unable to manage our inventory and support demand for existing and future products on the Growth Direct platform, our business could suffer;
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
•If our primary manufacturing and development facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our manufacturing and development efforts will be jeopardized;
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
•If our Class A common stock is delisted from the Nasdaq Stock Market, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease; and
•We have been, and may continue to be, subject to the actions of activist shareholders or unsolicited acquisition proposals, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

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
Overview
We are an innovative life sciences technology company providing mission critical automation solutions to facilitate the efficient manufacturing and fast, safe release of healthcare products such as biologics and cell and gene therapies, vaccines, and sterile injectables. Our flagship Growth Direct platform automates and modernizes the antiquated, manual microbial quality control, or MQC, testing workflows used in the largest and most complex pharmaceutical manufacturing operations across the globe. The Growth Direct platform brings the quality control lab to the manufacturing floor, unlocking the power of MQC automation to deliver the faster results, greater accuracy, increased operational efficiency, better compliance with data integrity regulations, and quicker decision making that our customers rely on to ensure safe, consistent and timely supply of important healthcare products.
Our Growth Direct platform is the only fully automated, high-throughput and secure MQC solution. Developed with over 15 years of active feedback from our customers, Growth Direct was purpose-built to meet the MQC challenges posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturers. Our platform delivers the robust and scalable automation necessary to support rapidly expanding demand for novel and complex therapeutic modalities, such as biologics and cell and gene therapies, vaccines, and sterile injectables. Our systems are designed to absorb and automate the vast majority of daily MQC test volume in any pharmaceutical manufacturing facility and can be operated in networked fleets of multiple systems per facility or campus to scale up with high-volume manufacturing.
Our Growth Direct platform improves the traditional MQC process, maintaining the fundamental trusted method of MQC testing involving growth-based detection of viable organisms, but applying advanced robotic automation, powerful optical imaging, algorithmic vision analysis, and data management to render it more scalable and efficient for the future of advanced pharmaceutical manufacturing. Our proprietary technology works by replacing human counting of growing colonies with software and algorithm detection and counting based on image analysis. We exploit the natural autofluorescent properties of microbial organisms to count microcolonies by detecting minute changes to their brightness over time using proprietary vision algorithms, without any new reagents or additional sample prep. Our system wraps this core detection technology with fully automated, high-volume, walk-away robotic sample handling and incubation, locked behind a secured interface that enables compliance with data integrity regulations.
We believe the MQC market is poised for disruption and modernization via the widespread deployment of our Growth Direct platform, and we are on a mission to transform the MQC test market by standardizing on our fully automated solution.
The Growth Direct platform fully automates and digitizes the process of pharmaceutical MQC and enables our customers to perform this critical testing process more efficiently, accurately, and securely. Our platform comprises the Growth Direct system, proprietary consumables, lab information management system, or LIMS, connection software, and comprehensive customer support and validation services. Our Growth Direct system is a fully automated, high throughput instrument for daily processing of MQC samples using our proprietary consumables—a microbiology quality control lab "in a box." We have achieved an automated method that is faster and produces more accurate, reliable and accessible data than the traditional method. The Growth Direct platform delivers results in half the time or less compared to the traditional method, and with its higher testing throughputs and capacity can absorb the vast majority of daily MQC testing in any facility. Our system increases accuracy and efficiency through full automation of the MQC process. Customers depend on Growth Direct’s robust security, connectivity, and data integrity capabilities, reinforced by its high reliability.

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
We employ direct commercial and service teams that drive the adoption of our products globally. We create a superior user experience from pre-sales, to onboarding, consultative validation services, onsite technical training, and continued customer support throughout our relationship. We have a scalable commercial infrastructure including a direct sales force in North America, Europe, and the Asia-Pacific region as well as distributors supporting certain territories. This is supplemented with an extensive and highly specialized customer service and validation infrastructure. This infrastructure ensures successful on-boarding of the Growth Direct through both initial validation and follow-on purchases throughout the entire customer site network, where the highest volume sites may require dozens of Growth Direct systems. We currently have customers across approximately 85 sites in 14 countries and the majority of our customers have multiple Growth Direct systems and have deployed Growth Direct across multiple facility locations.
We launched our current, second generation Growth Direct system in 2017 and have placed 141 systems and sold over 4.5 million consumables globally. Our customer base includes 70% of the top twenty largest pharmaceutical companies as measured by revenue and the manufacturers of approximately 24% of globally approved cell and gene therapies, including 100% of approved gene-modified autologous CAR-T cell therapies. Once installed and validated in our customers’ facilities, Growth Direct provides for recurring revenues through ongoing consumables and service contracts.
We seek to establish Growth Direct as the trusted global standard in automated MQC by delivering the speed, accuracy, security, data integrity and regulatory compliance that our customers depend on to ensure patient safety and consistent drug supply.
Industry background and challenges
MQC overview
MQC is the principal method by which pharmaceutical manufacturers ensure the ongoing sterility of their facilities and finished products by detecting and stopping contamination from any outside microorganisms, such as bacteria, mold, and other foreign substances. MQC is a critical component of the bioprocess and pharmaceutical production process and is regulated and mandated by the U.S. Food and Drug Administration, or the FDA, under current good manufacturing practices, or cGMP, and by other international regulatory agencies. Current MQC testing methods are manual, laborious, and have lacked innovation over the past several decades.
To guarantee the quality of the end products and the safety of patients who receive them, pharmaceutical manufacturers must ensure that their products are free of potentially harmful microbial contamination. This requirement creates a considerable operational challenge, as the natural environment is rife with microorganisms that could pose serious risk to patients should they transit into these clean rooms and contaminate any aspect of the manufacturing process. Consequently, pharmaceutical companies must maintain strict sterility control in their manufacturing facilities by vigilantly monitoring their sites, equipment, drug inputs and finished drugs, and responding quickly to any microbial contamination. This is accomplished through MQC testing, which generally encompasses four specific applications for testing of microbial contamination:
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
The traditional method poses several operational problems:
•Delayed results — Colonies must grow to a certain size, typically around 10 million cells, before the human eye is able to detect them. Across the range of organisms and incubation protocols that facilities handle, this growth time can range from 5-14 days. Until then, no definitive result can be determined, which delays any dependent processes.
•Test subjectivity — Once growth has occurred, a human operator will count the colonies and decide whether the number of colonies meets or exceeds their organization’s threshold for remediation. However, colonies can grow together or overlap completely, or can be mistaken for other artifacts, confounding operators’ ability to generate an accurate, subjective count, especially given the fact that human operators typically only check plates a few times during the incubation cycle.
•Vulnerability to errors — Operators must manually categorize, label, track and manage numerous plates through a complex multi-step, multi-day process of incubation and analysis, risking the loss or mishandling of samples. Manual analysis of samples also requires human data collection and entry, introducing risk of mistakes during recording and transcription of data.
•Lack of data integrity and audit controls — The manual, traditional method of data handling faces challenges in meeting the current regulatory standards requiring data integrity. Current processes, which are often paper-based, introduce risk of erroneous or fraudulent data as critical data entry points are reliant on the experience, state of mind, and motives of the individual recording them.
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
In the last several years alone, there have been numerous publicized incidents involving leading pharmaceutical companies that highlight the risk of poorly controlled, manual MQC testing and protocols, resulting in lengthy site closures, and complete response letters, or CRLs, resulting in delays to product approvals.
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
•Expansion of high-growth biologics and advent of new, more complex therapeutic modalities such as cell and gene therapies — The global prescription drug market is large and growing, driven in part by the rise in the burden of chronic diseases and the growing demand for innovative therapies such as biologics and cell and gene therapies. Biologics and cell and gene therapies require complex multi-step manufacturing processes which demand rapid, efficient automated MQC processes.
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

We believe the total addressable market for MQC testing is large and growing, with a projected compound annual growth rate, or CAGR, from 2021 to 2026 of 8% and a CAGR for MQC testing in the field of biologics and cell and gene therapies of over 13%. Based on total global sales of an estimated 10,000 Growth Direct systems and our current pricing for our products, we estimate the market for system sales to be approximately $5.0 billion. In addition, based on an estimate of approximately 350 million tests conducted annually that could be addressed by our MQC testing solutions, we estimate the market for annual recurring sales of our consumables and services to be approximately $5.0 billion.
We are especially focused on serving the high-growth biologics and cell and gene therapy markets, which have the highest MQC testing intensity per batch of manufactured product, and are expected to grow at a faster rate than the broader market. We seek to drive substantial growth by establishing Growth Direct as the standard for MQC automation in advanced bioprocessing for biologics, cell, and gene therapies.
The Growth Direct platform
Our proprietary Growth Direct platform fully automates and digitizes the trusted growth-based method of MQC and enables customers to perform this critical testing process more efficiently, accurately, and securely. Our platform comprises the Growth Direct system, proprietary consumables, LIMS connection and other software, and comprehensive customer support and validation services. The platform’s suite of products reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, image analysis, data management and security, and process automation, and is supported by our unwavering commitment to the highest level of customer support.

Growth Direct method
The Growth Direct method relies on a fundamental property of all microorganisms—they contain cellular components required for growth, called flavins and flavoproteins, that autofluoresce, or glow, without the addition of reagents under certain frequencies of light. Our proprietary system detects microcolonies of microorganisms by illuminating them with blue-spectrum light and directing the resulting green-spectrum signal onto a Charged-Coupled Device, or CCD, chip—an array of independent photosensitive pixel elements. Our image analysis software interprets these light signals and counts the clusters of illuminated pixels representing each microcolony. The end result is an automated method that is faster and produces more reliable and accessible data than the traditional method. Our Growth Direct platform accelerates time to results by 50% or more compared to the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers.
System components and workflow
The Growth Direct system comprises two automated and temperature-controlled incubators, robotic sample transport systems, an advanced imaging system, two servers (one for system control, the other for image analysis) and associated hardware and staging required for the handling of up to 700 of our consumables.
The overall workflow of the automated Growth Direct method mirrors traditional visual plate counting assays, allowing for operator familiarity of use, ease of integration into existing MQC protocols, and a streamlined regulatory validation process.
Validation framework
We have demonstrated the accuracy, speed, and reliability of detecting microcolonies using the Growth Direct’s automated image analysis compared to conventional methods through numerous scientific studies.
Accuracy. The Growth Direct is highly accurate. Studies of the Growth Direct comparing its vision-based detection and enumeration of colonies against the MQC gold-standard United States Pharmacopeia, or USP, <61> benchmark reference set of microorganisms demonstrate that the Growth Direct delivers the same results or better as traditional, manual verification of colonies.
Speed. The Growth Direct is faster than the traditional method. Across a range of organisms of interest, the Growth Direct detects colonies in half the time or less compared to the traditional method.
Reliability. The Growth Direct is more reliable than the traditional method for accuracy of organism enumeration. In studies of environmental monitoring plates incubated for five days, which compared Growth Direct’s vision-based detection and enumeration to visual counting conducted by technicians, the Growth Direct regularly identified and counted colonies that technicians missed.
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
Proprietary consumables
We offer two proprietary consumables plates to capture test samples for analysis on the Growth Direct: (1) an Environmental Monitoring, or EM, consumable and (2) a Water / Bioburden, or W/BB, consumable. Both types are custom-designed proprietary consumables with specific mechanical and optical features to facilitate automated handling and image processing within our Growth Direct system and have bar codes for tracking and data integrity. Two bar codes are used—one applied during our manufacturing process to define the media type and expiration dates, and a second that is generated by the Growth Direct system at time of testing that defines the sample ID and LIMS number. The consumables incorporate multiple standard media for each application as both products are based on the traditional growth-based method.
In addition, we are preparing for the commercial launch of our proprietary growth-based rapid automated sterility test for use on the Growth Direct system by mid-year 2024. This new test will leverage our existing Growth Direct platform technology, providing customers with all the benefits they are accustomed to with the Growth Direct system. These benefits include full automation, enhanced data integrity, reduced human error and lower hands-on labor costs.
Sterility testing is utilized for final release testing in any facility that manufactures sterile products such as biologics and sterile injectables, as a final quality check before shipment. The traditional sterility test utilizes a growth method that requires at least 14 days to deliver final results, during which time dependent manufacturing steps are paused or proceed at risk, or final products are held in inventory. Similarly, autologous cell therapies require collection of patient tissue, ex vivo manipulation of these cells, and delivery via reinjection into patients — all steps which must be conducted within approximately two weeks, which the traditional method of sterility testing exceeds, causing delays or requiring release of the product at risk.
We expect our new rapid sterility test to deliver time to organism detection, or TTD, in as little as 12 hours and final time-to-result, or TTR, in as little as one to three days, enabling faster release of final pharmaceutical product, allowing manufacturers to benefit from faster time to market, less potential waste and reduced inventory and holding costs. This represents a significant improvement over widely used traditional test methods and provides compelling differentiation when compared to current rapid sterility products. The TTR and TTD data for our new rapid sterility test were obtained from testing of an expanded panel of stressed microorganisms most commonly found in biomanufacturing environments, inclusive of the U.S. Pharmacopeia (USP)<71> microorganisms. Our test has been designed to meet a limit of detection of one colony forming unit (CFU) as directed by USP<1223>.

The program to develop our new rapid sterility test was historically supported by contract funding from U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority, or BARDA, which is supporting the development of improvements in vaccine production methods that accelerate the availability of vaccines against viruses with pandemic potential. The contract funding with BARDA ended in December 2021.
Growth Direct LIMS connection software
Our Growth Direct software allows for two-way integration to a customer's LIMS, enabling a fully paperless workflow. The bi-directional LIMS connection uses the widely supported comma-separated values, or CSV, file format to communicate, delivering compatibility with all existing LIMS. The connection supports the use of LIMS for Growth Direct-created barcodes that are applied to our consumables. After sampling, the consumables are loaded into the Growth Direct system, which performs the incubation, detection and enumeration of colonies. Final results are automatically uploaded to the LIMS. This eliminates the risk of human error that could arise from manually entering the results, while improving efficiency. Moreover, the LIMS connection eliminates the need to use paper in the lab and delivers information to stakeholders in a secure manner, designed to enable compliance with data integrity regulations.

Our service team works directly with customers’ IT teams to help integrate Growth Direct software into their LIMS for seamless connectivity.
Validation services
As part of our customer support experience, we offer full validation support to ensure customer success with the Growth Direct platform. Through this offering, we help our customers validate their Growth Direct system for full routine use faster, typically in just three to nine months after the Growth Direct system is placed and installed, and develop confidence in the operation of our platform.
Support begins prior to system purchase when our sales representative brings in one of our validation experts for consultation about specific application requirements. Our validation team offers a complete array of documents and services to support validation efforts, including:
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
Customer support
We offer full 24/7 maintenance support via annual service contracts. Purchase of the Growth Direct system comes with a one-year warranty, after which customers may purchase annual service contracts. Our maintenance support package offers access to a staffed online and phone help desk with knowledge base, remote management and troubleshooting, and a 24-hour response time from our on-site field service engineer team.
Key advantages of our Growth Direct platform
We believe that several factors differentiate our technology and will continue to be significant drivers of customer adoption of Growth Direct:
•Faster Results at Higher Testing Throughputs and Capacity — The Growth Direct platform uniquely combines superior detection and enumeration capabilities—translating to accurate results in half the time or less compared to the traditional method—with a high-throughput, 700-sample total capacity form factor. This allows Growth Direct to offer a large-volume automated testing solution that allows for fewer investigations, more targeted interventions, and more uptime for manufacturers, thereby saving time and money.
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
•Superior Data Integrity — By maintaining accurate, complete, and intact records within their original context, the Growth Direct platform is designed to ensure the trustworthiness of data. Moreover, data reside in permanent form for the lifetime of the record, easily accessible to authorized users, which allows operators to analyze trends over time for timely, cost-saving decision-making. The system is designed to enable compliance with industry data integrity standards such as 21 CFR Part 11, which sets forth the FDA’s standards for electronic records and electronic signatures.
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
•Our proprietary technology platform offering best-in-class automated and secure MQC testing — Our platform was purpose built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny of global pharmaceutical manufacturing. We believe that our Growth Direct platform leads the industry in throughput, accuracy, reliability, security, and data integrity. Compared to the traditional method, our Growth Direct platform accelerates time to results by 50% or more, and reduces MQC testing to a simple two-step workflow, eliminating 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. The Growth Direct platform is backed by our comprehensive validation and value-added service offerings, which create a continuous, positive touch point with our customers. Altogether, we believe our technology and service platform best address the growing needs of our customers.
•Our investment and patent-protected innovation across multiple technology disciplines — Our platform reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, software image analysis, data management and security, and process automation. Through multiple years of development and investments from both investors and institutional partners, we have amassed a set of technologies that form the foundation of our growing suite of products and solutions. We also believe that our first mover advantage in automated MQC testing reinforces our growing position in this market, with over 15 years of customer development and feedback, technical development, advocacy, and customer success. We continue to focus on investing in our business and have a well-defined product roadmap which includes development of new, innovative products, as well as advancements to our existing suite of technologies. Moreover, we have a strong intellectual property portfolio, including at least 95 granted and pending patents globally with eight unexpired U.S. granted patents and 14 U.S. pending patent applications as of December 31, 2023.
•Top-tier customers establishing Growth Direct as an industry standard globally — We have cultivated long-standing and collaborative relationships with our significant and growing customer base. We originally developed our platform in close collaboration with our customers, and our customers’ success in validating our technology constitutes a major driver for platform deployment. Moreover, our comprehensive validation, value-added service, and customer support offerings create a continuous touch point with our customers, cementing the value and integration of our products. Through these efforts, we deliver high quality experiences at every step of the customer journey which creates and strengthens our customer loyalty.
•Deep integration into heavily regulated pharmaceutical manufacturing processes — Our products are entrenched within our customers’ workflows and the majority of our customers have purchased multiple systems and 40% have them at multiple locations. For every drug product manufactured or in development, our customers are required to establish a validated QC process that they can execute consistently and reliably.

Customers typically dismantle manual testing infrastructure after switching to our platform, creating enormous costs to switch away from our systems that are amplified by the network effect of linked systems and data aggregation across customer sites. Since initial installation, our relentless focus on providing robust validation support ensures assimilation of our platform into our customers’ standard operating procedures, further contributing to customer captivity. We believe that our first-mover advantage has further enabled us to become deeply rooted within our customer’s facilities and provide for ongoing opportunity with our existing customer base.
•Our highly attractive business model that leverages our growing installed base of systems to generate persistent recurring revenues through consumables and service contracts — Our Growth Direct provides for recurring revenues through ongoing consumables and service contracts. When our customers invest in our technology, they commit to a long-term use of our products. Our customers regularly purchase our proprietary consumables to perform MQC testing and maintain their systems via annual service contracts. Our products are used daily in our customer’s facilities and their key workflows, reinforced by regulatory requirements that are driving the industry towards further automation. Once validated, additional systems can be deployed to absorb the majority of test volume in a facility. Moreover, once a Growth Direct system is installed within a customer’s facility, it provides for an opportunity to place additional systems in existing and new facilities, which can be installed and validated in a faster, more efficient manner given the comprehensive validation process for the initial system.
•Ability to leverage our extensive regulatory expertise to better serve our customers’ needs — We believe we are a thought-leader with respect to regulatory requirements. We have a long history engaging with the major regulatory bodies in our industry, such as the FDA and the European Medicines Agency, or EMA, some of whom are also our customers. Our regulatory strategy has benefited our business in several ways, including: 1) by achieving the definition of the Growth Direct Technology as an “automated compendial validation” in key trade group and regulatory issuances, such as the Parenteral Drug Association, or PDA, Technical Report 33, and USP chapter <1223>; 2) by working with industry and regulatory forums to define a fast validation strategy that allows a short timeline routine testing implementation, which is described in a case study written by us and several of our customers and published in the PDA Journal of Pharmaceutical Science and Technology in November 2022; and 3) and by helping our customers obtain regulatory acceptance from the FDA and EMA for the use of our technology and validation strategy for new drug applications with the bioburden application (environmental monitoring and water do not need regulatory license changes). Our technology has also been audited regularly by regulatory inspectors as part of routine audits of customer sites, with no citations received to date. Historically, we also secured substantial long-term government contracts from BARDA to support development of our rapid sterility kit as part of a partnership concerning areas of shared strategic interest regarding accelerated pandemic vaccine release.
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

Leverage our first-mover advantage and our industry leadership to cement Growth Direct as the new standard of MQC automation in the rapidly growing bioprocessing market, including biologics and cell and gene therapy manufacturing — Our MQC process automation platform is particularly well-suited to the manufacturing of biologics and cell and gene therapies. Some of these products are manufactured in a highly modularized fashion where each manufacturing batch often represents an individual dose to a specific patient. These therapies are therefore exceedingly valuable, and the manufacturing methods to produce them are time-sensitive and exposed to outsized risk of contamination given the amount of material handling and process change-over. We have demonstrated the value of our platform in cell and gene therapy manufacturing with our early success in converting customers in this segment. Furthermore, companies in this space are developing new approaches to manufacture these complex products, including novel facility layouts, new processes and workflows, and new quality and risk management frameworks. We intend to capitalize on our first-mover advantage to define the standard of MQC automation in this growing market by moving upstream in the cell and gene therapy manufacturing design practice, creating thought leadership on MQC automation in cell and gene therapy manufacturing, partnering with facility design firms who specialize in manufacturing infrastructure for these modalities, and targeting contract development and manufacturing organizations, or CDMOs, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, with significant exposure to this segment.
Drive new customer adoption of the Growth Direct platform by converting the leading manufacturers in our core markets, including top 50 pharmaceutical companies and leading CDMOs — With the launch of our latest generation Growth Direct in 2017, 40 global customers have adopted the Growth Direct platform to automate MQC testing in 85 manufacturing facilities. We intend to drive global adoption by broadly seeking new customers in our core pharmaceutical manufacturing end markets. Our primary focus is on influential high-volume top 50 pharmaceutical companies as measured by revenue and global contract manufacturing organizations, which provide manufacturing services directly to pharmaceutical companies. Our target geographies include North America, Europe, and the Asia-Pacific region.
Expand implementation of the Growth Direct platform within our existing customer base by deploying additional systems across their global manufacturing site network and driving increased application utilization and consumable pull through on a system-by-system basis — We pursue a land-and-expand strategy to drive broad global adoption of our systems. Our approach begins by placing initial systems within our customers’ global manufacturing network. The majority of our customers, which comprise 70% of the top twenty global pharmaceutical companies as measured by revenue, have global operations with multiple manufacturing facilities. We guide these initial sites as they gain experience with the Growth Direct, assisting their validation of initial applications, proving the value of our systems, and establishing a relationship as a trusted and reliable vendor. Our system is specifically designed to absorb the daily MQC testing volume at our customer’s facilities. We then sell additional systems to support additional suites at existing sites as well as leverage our high customer satisfaction at existing facilities to drive adoption at new sites within our customers’ global manufacturing network. The majority of our customers have multiple Growth Direct systems and have deployed Growth Direct across multiple facility locations. We accomplish this expansion via direct peer-to-peer selling facilitated by our commercial team, and seek to partner with executive decision makers to execute global customer rollout agreements. We simultaneously drive increased utilization on a system-by-system basis by providing our customers our full suite of applications that can be validated and used on the Growth Direct platform. Moreover, our customers’ strong desire to globally standardize and harmonize their MQC operations provides us a direct opportunity to grow with them, and after validating their first system we are able to install and validate more systems globally for them much faster given the initial validation process.
Increase the value of our platform by innovating and launching new applications, hardware, and software products that deliver the power of integrated automation across our customers’ QC workflows — We believe the depth, scalability and robust capabilities of our Growth Direct platform allow us to uniquely address key challenges facing MQC testing in the pharmaceutical industry. As an innovative leader in automatic MQC testing, we intend to invest in further enhancements in our existing platform as well as end-to-end workflow solutions in our core market. We have a well-defined roadmap for our existing products, which includes new consumables to expand our platform’s MQC testing applications, such as in sterility testing; improvements to on-board algorithms that enable greater insight from our image analysis, such as our RMBNucleus™ Mold Alarm software; additional imaging modalities to unlock new testing functionality; additional system formats to accommodate new customer use cases; and new software to enable fleet management and analytics. Our product roadmap also includes new products to automate upstream and downstream workflow elements, such as microbial identification and automated sample collection, and data-rich products including data management, fleet integration, and predictive analytics. By expanding and continuously enhancing the Growth Direct platform, we believe we can drive incremental revenue from existing customers as well as broaden the appeal of our solutions to potential new customers.
Pursue opportunistic strategic investments, partnerships, and acquisitions — Our strong growth to date has been entirely organic as we continue to add customers to our growing install base of Growth Direct users, while also expanding our consumables and product offering to those customers. At the appropriate stage, we may consider opportunistic investments, partnerships, and acquisitions which may strengthen our product platform, allow us to enter new markets, and enhance our growth profile.

Commercial
We have a global commercial team that includes direct sales, commercial operations, validation, field services, strategic marketing, marketing communications and product management. This staff is located in North America, Europe and the Asia-Pacific region, and we also maintain direct customer support teams providing validation and/or field service capabilities in these territories. We intend to expand our sales, support, and marketing efforts in the future by expanding our direct footprint in North America and Europe as well as developing a comprehensive distribution and support network in the Asia-Pacific region and other markets where new opportunities exist.
We increase awareness of our products among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence, social media and other forms of internet marketing. We supplement these traditional marketing efforts by fostering an active community of users of our products through user groups, our customer advisory board, forums and blogs with internally generated and user-generated content.
We employ a high-touch, customer-centric commercial approach focused on maximizing customer success. After a system sale is closed, our team works closely with customers to install systems and provide on-site validation and training support. We focus on supporting our customer’s transition to an automated MQC protocol and aim to ensure customer success in routine use. We maintain high customer satisfaction through a robust service and maintenance offering, including online phone and help desk, remote support and on-site field service.
Gross margin improvement
The majority of our customers are large global pharmaceutical manufacturers and CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after sales service. Given our current business scale, our revenues are not yet sufficient to fully cover these costs, impacting our current gross margin profile.
In order to improve our gross margins, we are actively targeting numerous areas including:

•Reducing instrument and consumable product costs (materials and labor) through activities including strategic sourcing and product redesign;

•Increasing product manufacturing efficiency through activities including increased throughput on our automated consumables manufacturing line and manufacturing process optimization; and

•Increasing productivity and efficiency in our service organization.

At the same time, we also expect future revenues from both products and services to grow at rates significantly higher than the costs related to providing and supporting those products and services. As a result, we also expect increasing revenues from both products and services to contribute significantly to future gross margin expansion.
Manufacturing and supply
Our primary manufacturing facility is located in Lowell, Massachusetts. The facility has over 67,000 square feet, with 20,000 square feet of manufacturing floor space that houses multiple manufacturing spaces and functions, including assembly of Growth Direct systems, an International Organization for Standardization (ISO)-8 cleanroom with ISO-5 laminar flow hoods for consumable manufacturing, and dedicated areas for media preparation. The facility has robust quality control from materials receiving to product distribution. In addition to our primary manufacturing facility, we have a back-up manufacturing facility for consumables in Lexington, Massachusetts.
We believe that our manufacturing capacity is sufficient to meet our near-term growth targets for both systems and consumables. Our consumables manufacturing operation, in particular, is designed to meet the demands of high-volume media supply necessary to serve our market. It is centered around a state-of-the-art automated production line that we believe has enough capacity to support near and medium-term growth. To support continuous supply for our customers, we have manufacturing redundancies and maintain inventory in multiple locations, including our Lowell facility, a second redundant storage location in the metropolitan Boston area, and at our third-party logistics, or 3PL, warehouses in Schiphol, Netherlands and Frankfurt, Germany.

Our manufacturing strategy includes direct manufacturing of certain products, and third-party outsourcing for certain components and subassemblies. We obtain components and subassemblies for our Growth Direct systems from multiple third-party suppliers and contract manufacturers. While some of these components are sourced from a single supplier, we have qualified second sources for most of our parts. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of those components. We perform final assembly, commissioning, and inspection of the systems in our Lowell facility before shipping to customers. Our consumable plate assemblies and lids are manufactured to our specifications by manufacturing partners. We procure media from third-party suppliers and fill and assemble the final consumables in our Lowell facility. We contract with third party vendors to sterilize our consumables before shipping to customers.
We continue to invest in our manufacturing capabilities to enhance our current capabilities, to increase capacity ahead of future growth, to ensure continuity of supply, and to make order fulfillment consistent and convenient for our customers. Our future manufacturing plans may include expansion of our existing facilities, additional global sites, additional automation lines, and further manufacturing redundancy plans. We are continually evaluating our supply chain and may proactively optimize certain aspects of our manufacturing and supply chain footprint to meet our business objectives.
License agreement
License agreement with Thermo Fisher
In May 2013, we entered into a patent license agreement, or the Thermo Fisher license agreement, with Thermo CRS, Ltd., or Thermo Fisher, pursuant to which we obtained a non-exclusive, worldwide, royalty-bearing, non-sublicensable license under Thermo Fisher’s patent rights relating to robotic devices. Pursuant to the Thermo Fisher license agreement, we paid Thermo Fisher one-time fees in the aggregate of $125,000 and are also obligated to pay royalties at a fixed dollar amount ranging from the low to mid four figures for our sale of each system containing the licensed products, subject to increase or decrease upon certain events. The Thermo Fisher license agreement will remain in effect until the last to expire of the licensed patent rights in April 2024.
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
As of December 31, 2023, we own eight granted unexpired patents in the United States, 50 issued patents in foreign jurisdictions, including Australia, Canada, China, countries in Europe, India, Japan and Mexico, and 14 pending patent applications in the United States. Our issued patents and pending patent applications cover our technologies and products, including machines, manufactures, compositions of matter, and methods of use with respect thereto, related to the Growth Direct platform. Additionally, as of December 31, 2023, we license three issued patents in the United States, Canada and Europe from Thermo Fisher relating to a robotic carousel workstation. The issued patents that we own or that we in-license from Thermo Fisher and any patents that may issue from pending applications that we own have expiration dates or, in the case of patent applications, projected statutory expiration dates, between 2024 and 2043, excluding, with respect to patents that may be issued from our patent applications, any additional term for patent term adjustments or patent term extensions, if applicable.
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
The manufacture of our Growth Direct system and our consumables is subject to compliance with regulatory systems, standards, guidance and other requirements, as appropriate, including, but not limited to, laws and regulations for safe working conditions and certifications from the International Organization for Standardization (ISO). Our products are also subject to various federal, state, local, and foreign laws, regulations and recommendations, relating to the safe and proper use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations, including those enforced by the U.S. Departments of Commerce, State and Treasury and OFAC, require us to abide by certain standards relating to the cross-border transit of finished goods, raw materials and supplies and the handling of related information. Our logistics activities must comply with the rules and regulations of the Department of Transportation, the Department of Homeland Security, Department of Commerce, Department of Defense, and the Federal Aviation Administration and similar foreign agencies. We are also subject to various other laws and regulations concerning the conduct of our foreign operations, including the Foreign Corrupt Practices Act and other anti-bribery laws as well as laws pertaining to the accuracy of our internal books and records. We also contract and may in the future contract with the U.S. government. As such, we are subject to certain laws and regulations applicable to companies doing business with the government, as well as with those concerning government contracts, including being subject to potential investigation for compliance with government contract regulations.
Human capital resources
Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our core values.
Employees
As of December 31, 2023, we had 193 full-time employees across the globe, of which 41 were engaged in sales and marketing, 37 in research and development, 84 in manufacturing and service, and 31 in general and administrative. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
We provide our employees with a competitive employment opportunity through market-based compensation, equity ownership at all levels across the Company, competitive health and welfare benefits including: short-term disability, long-term disability insurance, 401k, employee stock purchase plan (ESPP), pet insurance and paid time off.
Diversity and Inclusion
We value diversity at all levels and continue to focus on expanding our diversity and inclusion initiatives from candidate attraction, employee onboarding and employee experience.

As part of our commitment to diversity and inclusion, we proudly support employee-initiated and -led employee resource groups, or ERGs, to provide business insights, solve unique business problems, build leadership skills, and represent the company within the communities we serve. For example, our Women’s ERG was established in 2021 and focuses on the engagement, empowerment, and elevation of women within the company. Membership is open and encouraged for all employees, of which membership grew by five times in 2023. Examples of program content organized by this ERG include professional career panel discussions with company leaders, attendance sponsorship to leadership conferences such as Massachusetts Conference for Women, company-wide charity drives for local Women’s shelters, and celebration of global events such as International Women’s Day.

Additional information
Rapid Micro Biosystems, Inc., a Delaware corporation, was incorporated in December 2006. We completed the initial public offering of our Class A common stock in July 2021.
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
We have incurred significant losses since our inception. For the years ended December 31, 2023 and 2022, we incurred net losses of $52.5 million and $60.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $428.4 million. We expect that our operating expenses will continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
We launched our current second-generation Growth Direct platform in 2017 for which we are continuing to grow our manufacturing and sales and marketing capabilities. Consequently, predictions about our future success or viability may not be as accurate as they could be if our products had a longer commercial history. While our product and services revenue has continued to increase in recent periods, if our strategy to grow and scale our business is not successful, we may not be able to achieve continued revenue growth. Our limited operating history, evolving business and rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter, and we may not continue to grow at or near historical rates.
In addition, as we seek to innovate in and disrupt the current microbial quality control market, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We are transitioning to a company capable of supporting commercial manufacturing, sales and marketing at scale in the United States and abroad. We may not be successful in such a transition and, as a result, our business may be adversely affected.
Our business depends on the commercial success of our Growth Direct platform, which may not be achieved or maintained.
Our business is dependent on sales of our Growth Direct systems and related consumables and services. Our ability to achieve and maintain commercial market acceptance of our Growth Direct platform will depend on a number of factors, including:
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
•the continued growth of the pharmaceutical and biopharmaceutical industry, in particular biologics and cell and gene therapies;
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
•the start, completion, and output of manufacturing runs;

•the costs of manufacturing and shipping our products or of providing services to our customers, which may impact our operating gross margin in any given period;
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
The effect of any single factor, or the cumulative effects of a combination of factors, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. We may continue to experience fluctuations in our operating results as a result of these factors.
We have in the past and may in the future fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could adversely affect our business, reputation and financial results and cause our stock price to decline.
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
Our actual business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, including our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness and the lead time needed for validation of our systems prior to customers using and purchasing our consumables, the costs of manufacturing and shipping our products or of providing services to our customers, as well as the impact of global economic uncertainty and financial market conditions, geopolitical events, such as conflicts in Ukraine and the Middle East, rising inflation, rising interest rates, and public health crises, all of which have in the past and may in the future adversely affect our business and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, we may experience adverse effects on our business and reputation and the price of our common stock could decline.
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
Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. Our ability to generate revenue depends on our ability to sell our Growth Direct system to new customers or expand the use of our system by existing customers. Our current commercial strategy includes targeting sales to customers that are receptive to entering into multi-system deals with us. As a result, in the near term, we have observed and we continue to expect that a significant portion of our revenue to primarily be generated from a small number of different customers each year. We also rely on consumables and service contracts as a source of recurring revenue from our existing customers. These consumables and service contracts are purchased on an as-needed basis and, as a result, revenue from these sources may be subject to change, as customers’ purchasing practices and policies change or their demand for our consumables and service contracts change. For example, in the past, we have experienced occasions in which customers’ facilities in which our Growth Direct systems were used have been closed or sold, which resulted in the reduction, suspension, or cessation of purchases of consumables at such sites. If we are unable to sell our Growth Direct system to new customers, if our existing customers do not expand their use of our system, or if our existing customers decide to purchase fewer of our consumables and service contracts or terminate their relationships with us, our revenue could significantly decrease, which would have an adverse effect on our financial condition and results of operations and could adversely impact our ability to execute on our growth strategy.
We may need to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations.
We expect to spend significant amounts to expand our existing operations, to continue to improve our Growth Direct platform and to develop new products. Based upon our current operating plan, we believe our existing cash, cash equivalents, and investments as of December 31, 2023 of $95.0 million, and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cashflow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the costs of manufacturing and shipping our products or of providing services to our customers, which may impact our operating gross margins in any given period;
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
Our future profitability will depend on our ability to successfully execute and maintain a sustainable business model and generate continuous streams of revenue. Our business model is premised on our position as a leader in automated MQC testing and the competitive advantages that such position creates. Our Growth Direct platform, among other things, is designed to reduce the amount of time for MQC testing and the opportunity for human error in what we believe is a more cost-effective manner than traditional MQC testing. However, if competitors develop and commercialize an automated MQC testing platform that is comparable to ours and are able to obtain traction with customers, we may not be able to maintain our lead position and execute our business strategy. If we are unable to expand or continue to expand our customers in growing areas of drug manufacturing, such as biologics and cell and gene therapies, continue to grow market adoption of our Growth Direct platform, and maintain our position as the industry leader in automated MQC testing, our business, prospects, financial condition and results of operation could be adversely affected.
We may not be successful in expanding our business with existing customers and driving adoption of our solutions with new customers.
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
We may not successfully expand our Growth Direct platform to customers who manufacture cell and gene therapies.
Our ability to expand our Growth Direct platform to customers who manufacture cell and gene therapies depends upon our ability to integrate our platform with the novel manufacturing processes being developed for these therapies. Companies that manufacture cell and gene therapies are developing new approaches to handle this manufacturing method, including novel facility layouts, new processes and workflows, and new quality and risk management frameworks. Unlike traditional “small molecule” drug manufacturing, the manufacture of biologics, and cell and gene therapies in particular, is more time sensitive and subject to increased risk of contamination due to material handling and process change-over. There are also currently a small number of cell and gene therapies approved by the FDA. While we have experience providing automated MQC testing for customers that manufacture a number of these approved therapies, we may encounter challenges or unexpected issues as we apply our Growth Direct platform to testing a greater number of therapies as they are approved in future. We cannot be certain that we will be able to successfully or consistently integrate our platform with this novel manufacturing process. If we are unable to successfully expand our Growth Direct platform into this growing segment of therapeutic manufacturing, our business and financial position may be adversely affected.
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
Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products. For example, we are currently preparing for the commercial launch of our rapid automated sterility test for use on the Growth Direct system, for which we have expended significant time and resources to develop. However, there can be no assurance that we will successfully commercialize this new sterility test or that this product will achieve acceptance by customers. We may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
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
If we are unable to manage our inventory and support demand for existing and future products on the Growth Direct platform, our business could suffer.
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
In addition, if we commercialize additional products in the future, we will need to incorporate new equipment, implement new technology systems and processes, and hire new personnel, possibly with supplemental or different qualifications as compared to our current personnel. Failure to manage this growth or transition could result in product delays, higher cost of product revenue, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business.
We have limited experience in marketing and sales, and if we are unable to improve the effectiveness of our marketing and sales organization with new and existing customers and address our customers’ needs or to expand our customer base, our business may be adversely affected.
We have limited experience in marketing and selling our products and we currently rely on a small team to make direct sales in countries around the world. There are significant risks involved with relying on our own marketing and sales capabilities, including our ability to design and execute effective sales processes, generate and convert sufficient sales opportunities into new customers and place additional systems with existing customers. We have recently expanded our sales organization and implemented measures designed to improve the effectiveness of our salesforce, but there can be no assurance that those efforts will translate into improved commercial outcomes.
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
We may engage distributors or other strategic partners for the sale of our products, such as in jurisdictions outside of the U.S. We would exert limited control over these distributors, and if their sales and marketing efforts for our products are not successful, our business would be materially and adversely affected. We may not be successful in locating, qualifying and engaging distributors with local industry experience and knowledge, or we may not be able to enter into arrangements with them on favorable terms. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate local laws or our internal policies. Furthermore, sales practices utilized by any such distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk.
Any of these issues could impair our ability to successfully place our Growth Direct systems and meet our revenue expectations.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
We have devoted significant efforts to streamline our business operations and refocus our personnel strategy, with the goal of achieving resumed growth in our business operations. The volatility in our growth has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified engineers, client and account services personnel, sales and marketing staff, software, manufacturing, distribution and quality assurance personnel in order to develop and launch new products, innovate and improve our existing products and successfully commercialize our platform and solutions. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. We may need to issue additional equity securities to attract job candidates or issue additional securities to retain personnel. In making employment decisions, job candidates and existing personnel often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other companies, may make it more difficult to attract, retain, and motivate employees.
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
We sell our products in industries that are characterized by significant enhancements and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our products and services may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or decide to revert to the traditional MQC testing method. Although we believe customers in our markets display a significant amount of loyalty to their supplier of a particular product, we also believe that because of the initial time investment required by many of our customers to reach a purchasing decision for a new product, it may be difficult to regain that customer once the customer migrates away from using our solutions to that of a competitor. Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, thus harming our competitive position. Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and markets to further broaden our offerings. To the extent we fail to timely introduce new and innovative products or services, adequately predict our customers’ needs or fail to achieve market acceptance, our business may suffer and our operating results could be adversely affected.
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
Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our LIMS connection software. While we rigorously test our platform and its components, there could be undetected errors or defects. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs, such as those associated with repairs, replacements or reacquisitions of our systems. If such challenges occur, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced or reacquired Growth Direct systems under warranty. Our failure to prevent or adequately address any of foregoing risks could have a material adverse effect on our business, operating results and financial condition.
Our success depends on, among other things, the market’s confidence that the Growth Direct platform is capable of substantially enhancing quality control in the conduct of manufacturing activities as compared to the traditional method of MQC testing and will enable more efficient or improved drug manufacturing. Pharmaceutical companies and contract development and manufacturing organizations, or CDMOs, are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful improvements in MQC testing with results at least as good as the results generated using the traditional method of MQC testing, or new methods of automated MQC testing being developed and sold by emerging competitors. There can be no guarantee that our platform will meet the expectations or needs of these companies or CDMOs.
The complexity of our products and the amount of lead time required to deliver products to our customers have caused in the past, and may cause in the future, delays in releasing new products and workflows. In addition, we have experienced in the past, and may experience in the future, challenges with respect to the reliability of our systems. If there are delays in delivering our products to our customers, or if our products fail to perform as well as or better than traditional MQC testing and competitive products or fail to generate reliable results for our customers, our revenue could be reduced or delayed, which could adversely affect our business, financial condition, results of operations and prospects.
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
The use of any product we may develop and the sale of any products exposes us to the risk of product liability claims. Product liability claims might be brought against us by pharmaceutical companies, contract organizations or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
In the ordinary course of our business, we collect and store sensitive data, including personal information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We, like all companies storing business-critical information, face a number of risks relative to protecting this critical information, including loss of access, inappropriate use or disclosure, unauthorized access or exfiltration, inappropriate modification, inappropriate destruction, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, attacks by hackers or viruses or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems, including those involving system disrupting ransomware and digital extortion, fraudulent messages purporting to be from legitimate individuals or organizations in order to induce actions directed by bad actors, sometimes known as “phishing”, and transmission of fraudulent invoices or other requests for payments by malicious organizations purporting to be legitimate vendors and suppliers, are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, capabilities, and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. While we have measures in place to identify, detect and mitigate security threats and incidents, they are not failproof, so we may also experience security incidents that may remain undetected for an extended period. Any such incident could result in the compromise of our information systems, and the data stored there could be accessed, encrypted, corrupted, modified, publicly disclosed, lost or stolen. Any such incident could result in legal claims or proceedings, including for breaches of confidential information obligations with contractual counterparties, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals, customers, or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent, detect and respond to security incidents, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access to our information systems, and the loss, destruction or, dissemination of data stored within them could also disrupt or halt our operations and damage our reputation, any of which could adversely affect our business.
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
A number of other states have proposed their own comprehensive privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personally identifiable information has been disclosed as a result of a data breach. Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the EU General Data Protection Regulation, or EU GDPR, has extraterritorial reach and adds a broad array of requirements for handling personal data. In particular, the EU GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area, security breach notifications and the security and confidentiality of personal data. Further, from January 1, 2021, following Brexit, companies handling personal data of individuals in the UK have to comply with the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the EU GDPR in UK national law. The complex and evolving nature of data protection laws and regulations may lead to additional compliance costs, including as a result of diverging international data privacy laws and regulations and related uncertainties. There can be no assurances that we will be successful in our efforts to comply with the multitude of U.S., state, federal, and foreign privacy and data security laws, and violations of such laws could result in regulatory investigations and significant fines, as well as civil claims including class actions, and reputational damage.
We may evaluate strategic opportunities for our business, including through acquisitions, joint ventures or investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
As part of our business strategy, we may opportunistically pursue acquisitions of businesses and assets that we believe may be complementary or synergistic with our own, or strategic alliances and joint ventures that leverage our technology and industry experience to expand our offerings or distribution. We have no experience with acquiring other businesses or assets and limited experience with forming strategic partnerships. We may not be able to find suitable collaborators or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. The competition for collaborators or acquisition candidates may be intense, and the negotiation process will be time consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by customers or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or customers of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
To fund any such acquisitions or joint ventures, we may choose from a number of financing alternatives that may be accompanied by drawbacks. For example, if we incur debt, we may be required to abide by restrictive covenants or security interests to secure such debt. If we issue equity as consideration, such issuances would dilute the ownership of our stockholders or, in the case of preferred equity, may impose preferential terms that are senior to those of our common stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our Class A common stock is low or volatile, we may not be able to acquire companies or fund a joint venture project using our stock as consideration.

Repair or replacement costs due to warranties we provide on our Growth Direct systems could have a material adverse effect on our business, financial condition and results of operations.
We provide a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of December 31, 2023, we had an amount reserved for warranty costs of $0.7 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter and our policies have limits and significant deductibles. Some of the policies we currently maintain include general liability, property, umbrella, cybersecurity, and directors’ and officers’ insurance.
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
Our business strategy includes achieving significant and increasing sales to customers and sites outside of the U.S. As a result, we have established relationships with customers outside of the U.S. and in the future intend to expand our international customer base. To that end, our staff is located in North America, Europe and the Asia-Pacific region, and we intend to further expand our international presence. Doing business internationally involves a number of risks, including:
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
Certain legal and political risks are also inherent in foreign operations. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. In addition, in certain geographies, we may need to rely on distributors, partners and other collaborators to penetrate those markets, and there can be no assurance that we will be able to secure relationships with such parties or that such parties will comply with legal and regulatory standards that are applicable to our business. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.
High inflation rates could negatively impact our revenues and profitability if increases in the prices of our Growth Direct systems or a decrease in customer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
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
Global economic and political instability and geopolitical conflicts could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions. The global credit and financial markets have experienced severe volatility and disruptions in the past several years. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also result in supply chain disruptions, volatile demand for our products, abrupt changes in our customers’ buying patterns, limitations on our customers’ access to financial resources and ability to satisfy obligations to us, or other adverse impacts to our ability to place our Growth Direct systems. Furthermore, although we do not have any customer or direct supplier relationships in Ukraine, Russia or the Middle East at this time, the ongoing military conflicts in those regions and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union, Russia or other jurisdictions, and other potential uncertainties could adversely affect our business and/or our supply chain, business partners or customers. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, its banking and monetary systems, markets or customers for our products.
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
Risks Related to Manufacturing and Supply
If our primary manufacturing and development facility becomes damaged or inoperable or we are required to vacate our existing facility, our ability to conduct and pursue our manufacturing and development efforts will be jeopardized.
We currently conduct our primary development and manufacturing at our facility located in Lowell, Massachusetts. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters, the severity and frequency of which may be amplified by global climate change, or other circumstances beyond our control, including fire, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop products. The inability to manufacture our systems and consumables could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time and may result in the loss of customers or harm to our reputation. Furthermore, our facility and the equipment we use to perform our manufacturing and development could be unavailable or costly and time consuming to repair or replace. It would be difficult, time consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in manufacturing and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party. To mitigate certain of these risks associated with the manufacture of our consumables, we have constructed a back-up consumable manufacturing facility in Lexington, Massachusetts. While we believe that we could, if necessary, transfer our manufacturing capabilities to our back-up facility, there can be no assurance that we would achieve such transfer in a timely manner or at all and mitigate disruption to our overall business.
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
Certain critical components of our Growth Direct system and consumables we obtain from single suppliers and the loss of supply from any of these suppliers could materially adversely affect our business. To protect against such loss, we maintain, or are working to obtain, sufficient inventory of these components to allow us to continue to manufacture our systems and consumables during the period required to qualify a new supplier. For example, the manufacturer of the camera used in our Growth Direct system discontinued production of the camera, and we have obtained a supply we believe is sufficient to allow us to meet customer demand while qualifying a new camera supplier. While we believe we have, or will have, sufficient inventory to provide protection against changes in our sole suppliers, our estimates of the length of time required to qualify a new supplier or inventory level required to manufacture our systems and consumables during that time may be incorrect, and we may run out of inventory sooner than we anticipate. In addition, we have not obtained sufficient inventory for all of our single-source components and we may not be able to do so in the amounts we predict will be required. In addition, any change to a new supplier will require us to devote substantial time and resources, result in additional costs, and could involve a period in which our products might not be produced in a timely or consistent manner. We may also be unable to enter into agreements with new suppliers on commercially reasonable terms or at all. The occurrence of any of these events could adversely affect our business and customer relationships. In addition, loss of any critical component provided by a single-source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.
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
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property related to our products and technologies, particularly patents, in the United States and other countries. Obtaining, maintaining and enforcing patents in our industry is costly, time consuming and complex, and we may fail to do so with respect to patents on important products, services and technologies in a timely fashion, at a reasonable cost or at all, in the U.S. or in other potentially relevant jurisdictions. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Even if we can patent the technology, the patent may be limited in scope, and such limitation may be inadequate to protect our products, or to block competitor products that are similar or adjacent to ours. In addition, the USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications may be challenged in opposition, derivation, reexamination, inter partes review, post-grant review, interference, or in court proceedings. See “Risk Factors—We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.” Any successful challenge to our patents could result in the unenforceability or invalidity of such patents, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, subject to applicable extensions. Once expired, we may be open to competition from competitive products. If one of our products requires extended development or testing, patents protecting such products might expire before or shortly after such products are commercialized. For example, while our patents and, if issued, our patent applications have terms that will expire through 2043, certain of our earliest unexpired U.S. patents covering the Growth Direct system and its use are scheduled to expire in 2024. Although we own other patents with later expiration dates that cover various improvements and consumables for the Growth Direct platform, these other patents may not provide the same protection as the earliest-filed patents. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing similar or identical products to ours, which would have a material adverse effect on our business.

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
We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position and we expect our reliance to increase in the near term as the terms for certain of our earliest patents expire. Any disclosure, either intentional or unintentional, by our employees, consultants or vendors, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. From time to time, we may share trade secrets with customers, collaborators, suppliers, vendors and other third parties, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Trade secrets and know-how can be difficult and expensive to protect. We take steps to protect our intellectual property and proprietary technology by maintaining physical and electronic security measures and by entering into agreements, including confidentiality, non-disclosure and intellectual property assignment agreements, with our employees, consultants, advisors, collaborators and customers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, if any of these parties breach the agreements and disclose our proprietary information, including our trade secrets, we may expend significant time and resources to assert our rights against such parties and we ultimately may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could materially adversely impact our business and financial position.
We rely on in-licenses from third parties and may in the future in-license additional intellectual property related to our product offerings. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our Growth Direct platform and to develop new technologies may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.
We are party to a non-exclusive, royalty-bearing license agreement with Thermo CRS, Ltd., or Thermo Fisher, that grants us rights to exploit certain patent rights that are related to our Growth Direct platform, which expires in April 2024. In the future, we may need to obtain additional licenses from others to advance our research, development and commercialization activities. These and other intellectual property license agreements that we enter into with third parties may impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations on us. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of these agreements. Licenses can be terminated and their terms may be materially modified in ways that are significantly adverse to our business interest for any number of reasons. For example, we may fail to comply with our obligations under these agreements, we may use the licensed intellectual property in an unauthorized manner or we may become subject to bankruptcy-related proceedings. Similarly, disputes may arise with respect to our licensing agreements and/or our licensors might conclude that we have materially breached our obligations under our license agreements. If any such in-license agreement is terminated, or if licensed intellectual property fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop products similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to the licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event we may ultimately need to modify our activities or products to design around such infringement, which will consume time and resources and may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to protect our intellectual property rights throughout the world.
We intend to continue to expand our commercial operations in territories outside the United States, including in Europe and the Asia-Pacific region. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents.
We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.
Our trademarks or trade names may be challenged, infringed, diluted, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks or trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. We have not yet registered certain of our trademarks in all of our potential markets. During the trademark registration process, we may receive objections that we may be unable to overcome. In addition, third parties may be given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
We may be subject to claims challenging the inventorship and ownership of our patents and other intellectual property.
We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or by contract. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in our development activities or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship of patents, trade secrets or other intellectual property. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, important intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain customers or partners may defer engaging with us until the particular dispute is resolved.
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
We may be involved with litigation or actions at the USPTO or foreign patent offices with various third parties that claim we or our collaborators or customers using our solutions and services have infringed, misappropriated or misused other parties’ intellectual property rights. We expect that the number of such claims may increase as the number of our products grows, we expand our market share and the level of competition in our markets increases. Moreover, as the automated MQC testing industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of third party patent and other proprietary rights. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages, fees and expenses or royalty payments, or result in potential or existing customers delaying purchases of our products or entering into engagements with us pending resolution of the dispute.
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
In addition, our agreements with some of our customers, suppliers or other entities with whom we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition, results of operations and prospects.
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
Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable. Even if we do prevail in any future litigation related to intellectual property rights, the cost and time requirements of the litigation could negatively impact our financial results. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.
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
If our Class A common stock is delisted from the Nasdaq Stock Market, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease.
Our Class A common stock is currently listed on the Nasdaq Global Select Market and closed at $1.00 on February 28, 2024. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. We have previously received notifications from Nasdaq that we were not in compliance with its minimum bid price requirements. Most recently, on February 2, 2024, we received a letter from Nasdaq notifying us that the closing bid price of our Class A common stock was below $1.00 per share for the preceding 30 consecutive trading days. The notification has no immediate effect on the listing of the our common stock on Nasdaq. We have a period of 180 calendar days to regain compliance with the bid price requirement, which will expire on July 31, 2024. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.

If we do not regain compliance by July 31, 2024, we may be eligible for an additional 180 calendar compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If we are not eligible or it appears to Nasdaq that we will not be able to cure the deficiency during the additional compliance period, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. We intend to monitor the closing bid price of our common stock and take such reasonable measures to regain compliance with the bid price requirement, which may include the implementation of a reverse stock split. There can be no assurance that we will be able to regain compliance with the bid price requirement for continued listing on Nasdaq.

Even if we regain compliance with the bid price requirement, there can be no assurance that we will continue to comply with the other continued listing standards of Nasdaq. If we fail to comply with one or more other Nasdaq listing rules, our Class A common stock may also become subject to delisting as a result of such deficiencies.

A delisting of our Class A common stock from Nasdaq could materially reduce the liquidity of our Class A common stock and result in a corresponding material reduction in the price of our Class A common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. Further, any potential delisting of our Class A common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the market price of our Class A common stock.

Except for shares of our Class A common stock that are held by our directors, officers and affiliates, which are subject to certain restrictions on resale under the Securities Act of 1933, as amended, or the Securities Act, and the rules and regulations promulgated thereunder, all other shares of our Class A common stock listed on Nasdaq are generally freely tradable. These include shares held by stockholders, including those that hold large positions in our securities, that are not our affiliates as such term is defined under Rule 144 of the Securities Act. Sales of a substantial number of shares of our common stock by such stockholders, particularly at a time when daily trading volumes in our stock are low, has had and may continue to have the effect of depressing the trading price of our common stock. Such downward pressure in the trading price of our common stock may also be exerted by investors' expectations or perceptions that such sales could occur.
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
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.
Based on the number of shares of Class A common stock outstanding as of December 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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

We are an “emerging growth company,” and a "smaller reporting company," and the reduced disclosure requirements applicable to us may make our Class A common stock less attractive to investors.
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
We are also a “smaller reporting company” and are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as presenting two years of audited financial statements in our annual Form 10-K or reduced disclosure requirements for executive compensation. This reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.
We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We intend to utilize the extended transition period and, as a result, we will not be required to comply with new or revised accounting standards on the same timeline as other public companies.
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
We have been, and may continue to be, subject to the actions of activist stockholders or unsolicited acquisition proposals, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.
From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions, such as changing the composition of our board of directors, our management team, selling our company or similar strategic initiatives. If activist stockholder initiatives ensue, our business could be adversely affected, as responding to such actions can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, in connection with the unsolicited proposal from a stockholder to acquire all of our outstanding common stock in June 2022, we retained the services of various advisors, including legal, financial, and communications professionals, to advise us in considering the stockholder's proposal and during our review of strategic alternatives, the costs of which negatively impacted our financial results, and we may be required to retain such services in the future, which could have a further negative impact on our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.
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
Our ability to use our net operating losses and research and development tax credits to offset future taxable income or income tax liabilities are subject to certain limitations.
As of December 31, 2023, we had U.S. federal and state net operating loss, or NOL, carryforwards of $229.3 million and $100.4 million, respectively. These NOLs may be available to offset future taxable income, if any, that begin to expire in 2038 and 2032, respectively. Additionally, we had federal NOLs of $216.5 million generated since 2018, which do not expire. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. In addition, we had federal and state research and development tax credits of $2.2 million and $3.2 million, respectively. These tax credits may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. The Company has completed a Section 382 study through July 31, 2020 to assess the limitations on use of NOLs and research and development credits due to changes in control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. The Company has not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax (benefit) expense” and Note 11—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, or our stock performance, or if our product development or marketing and sales results fail to meet the expectations of analysts, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because early-stage technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs, a diversion of management’s attention and resources, and negative publicity, all of which could harm our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy

In an effort to protect our business against cybersecurity threats, we have implemented a cybersecurity risk management program that is integrated with our internal risk management processes and designed to identify and protect against cyber threats as well as to respond to and recover from cyber incidents, as applicable. Our cybersecurity risk management program is informed by industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and is supported by periodic internal and external information security assessments and testing.

We have also established incident response policies and procedures, overseen by our Information Technology, or IT, Director, to review and classify cybersecurity incidents and to define roles and responsibilities for response and remediation in the event of a cyber incident. We also have implemented a process to provide cybersecurity awareness training to employees during onboarding and on an annual basis thereafter.

In addition, we collaborate with third-party advisory firms to periodically review and evaluate our security measures, which informs our ongoing strategy and execution of our cybersecurity program. We also leverage third-party providers to augment our internal security resources, including to support our ongoing monitoring and threat detection capabilities. We have a process to evaluate certain critical third-party providers before engagement as well as periodically thereafter, which may include a review of available audit reports, security documentation, operating controls, and industry reputation, as well as contractual requirements, as appropriate.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please see our Risk Factors.

Governance Related to Cybersecurity Risks

Our board of directors considers cybersecurity risk as part of its risk oversight and has delegated the Audit Committee of the board of directors oversight of cybersecurity risks. The Audit Committee oversees management’s implementation of the cybersecurity program. We have also established a process for escalation of major cyber incidents, if applicable, to be reported to the Executive Leadership Team and the Audit Committee. Additionally, we conduct periodic meetings to keep the Executive Leadership Team and Audit Committee apprised of our risk management and overall cyber strategy, as appropriate.

Our IT Director leads day-to-day IT operations across all areas of the business and is responsible for advising on the strategic and operational processes related to our cyber risk management program. Our current IT Director has over 25 years of IT management experience, including over 15 years of experience in cybersecurity management in both public and private companies. In addition, we have assembled an IT Steering Committee, or ITSC, which is comprised of the Executive Leadership Team as well as IT management, to support management and to maintain visibility of the status and ongoing strategy of our cybersecurity program.
Item 2. Properties.
Our principal office is located in Lowell, Massachusetts, where we lease 67,663 square feet of office, laboratory, manufacturing and inventory-storage space. We lease this space under a lease agreement, as amended, which expires in July 2029. In June 2021, we entered into a sublease agreement for 33,339 square feet of office, back-up manufacturing, sales demonstration lab and research and development innovation space in Lexington, Massachusetts, which expires in June 2029. Further, we maintain inventory at storage a warehouse in Noord-Brabant, Netherlands as well as various offsite warehouses in the United States and Europe. We believe that our facilities are sufficient to meet our current needs.
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
Holders
As of February 28, 2024, there were 35 holders of record of our Class A common stock and 1 holder of record of our Class B common stock.
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
Overview
We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control, or MQC, detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics and cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system, or LIMS, connection software (which the majority of our customers purchase), proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.
Our technology fully automates and digitizes the process of pharmaceutical MQC and is designed to enable our customers to perform this critical testing process more efficiently, accurately, and securely. Our Growth Direct platform accelerates time to results by 50% or more compared to the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. We seek to establish the Growth Direct as the trusted global standard in automated MQC by delivering the speed, accuracy, security, and data integrity compliance that our customers depend on to ensure patient safety and consistent drug supply.
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
On August 11, 2022, our board of directors approved an organizational restructuring plan, or the Restructuring Plan, to right-size our cost structure based on our lowered 2022 outlook. The Restructuring Plan involved an approximately 20% reduction in our workforce, including employees, contractors and temporary employees, which was focused on non-commercial functions. We recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. We had no remaining payments under the Restructuring Plan as of December 31, 2023.
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

Since our inception, we have incurred net losses in each year. We generated revenue of $22.5 million and $17.1 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $52.5 million and $60.8 million for those same years. As of December 31, 2023, we had an accumulated deficit of $428.4 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash, cash equivalents and investments as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
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
We are focused on enhancing customer engagement and experience and continuing to improve the efficiency and effectiveness of our sales team. We are making targeted investments in these organizations and expect to continue to do so in the future. Examples of these investments include new tools and training for our sales organization, targeted marketing, expanding lead generation capabilities and hosting customer-related Growth Direct demonstrations and other customer-focused events.

Expansion within our existing customer base
There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by existing customers purchasing more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of December 31, 2023, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 55% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
Innovating and launching new products on the Growth Direct platform
We believe the depth, scalability and robust capabilities of our Growth Direct platform allow us to address key opportunities and challenges facing MQC testing in the pharmaceutical industry. As an innovative leader in automated MQC testing, we intend to invest in further enhancements in our existing Growth Direct platform as well as end-to-end workflow solutions in our core market. We plan to further invest in research and development to support the expansion of our Growth Direct platform through development and launch of new applications, such as our rapid sterility application, to capture greater share of customer testing volume, new product formats to broaden our ability to serve different market segments and launch of new products and technologies to address adjacent segments of the overall MQC workflow. We plan to continue to hire employees with the necessary scientific and technical backgrounds to enhance our existing products and help us introduce new products to market. We expect to incur additional research and development expenses as a result. By expanding and continuously enhancing the Growth Direct platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new customers.
Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection and other software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a relatively small (but varied) group of customers each year, so it is subject to variability from quarter to quarter.
Gross margin improvement
The majority of our customers are large global pharmaceutical manufacturers and CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after sales service. Given our current business scale, our revenues are not yet sufficient to fully cover these costs, impacting our current gross margin profile.
In order to improve our gross margins, we are actively targeting numerous areas including:

•Reducing instrument and consumable product costs (materials and labor) through activities including strategic sourcing and product redesign;

•Increasing product manufacturing efficiency through activities including increased throughput on our automated consumables manufacturing line and manufacturing process optimization; and

•Increasing productivity and efficiency in our service organization.

At the same time, we also expect future revenues from both products and services to grow at rates significantly higher than the costs related to provide and support those products and services. As a result, we also expect increasing revenues from both products and services to contribute significantly to future gross margin expansion. We have experienced positive trends in gross margin, improving from (49.8)% to (24.4)% for the years ended December 31, 2022 and 2023, respectively.
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

	Year Ended December 31,		Change Amount	%
	2023	2022
	(dollars in thousands)
Systems placed:
Systems placed in period	16	9	7	77.8%
Cumulative systems placed	141	125	16	12.8%
Systems validated:
Systems validated in period	18	19	(1)	(5.3%)
Cumulative systems validated	121	103	18	17.5%
Product and service revenue — total	$22,519	$17,133	$5,386	31.4%
Product and service revenue — recurring	$13,546	$10,983	$2,563	23.3%
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

Recurring revenue was 60.2% and 64.1% of our total revenue for the years ended December 31, 2023 and 2022, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of systems validated and in routine use in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection and other software), consumables, validation services, service contracts and field service. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Year Ended December 31, 2023	Percentage of total revenue	Year Ended December 31, 2022	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$14,805	65.7%	$11,056	64.5%
Service revenue	7,714	34.3%	6,077	35.5%
Total revenue	$22,519	100.0%	$17,133	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of December 31, 2023, we had placed 141 Growth Direct systems to forty customers globally, including 70% of the top twenty pharmaceutical companies as measured by revenue and the manufacturers of approximately 24% of globally approved cell and gene therapies, including manufacturers of 100% of approved gene-modified autologous CAR-T cell therapies..
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
We expect consumable revenue to increase in future periods as our base of cumulative validated Growth Direct systems grows and those systems enter routine use and utilize our consumables on a recurring, ongoing basis.

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
•research materials and supplies;

•external costs of outside consultants engaged to conduct research and development associated with our technology and products; and
•allocated information technology and facility-related costs, which include headcount-related costs for those functions as well as expenses for information technology systems and services, software, rent, facilities maintenance, and insurance as well as related depreciation and amortization.
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
Other income (expense)
Interest income, net
Interest income, net is comprised of interest income from investments.
Other (expense) income, net
Other (expense) income , net primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense (benefit)
We generated significant taxable losses during the years ended December 31, 2023 and 2022, and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods. Additionally, as a result of a favorable outcome related to a tax examination for our German subsidiary, Rapid Micro Biosystems Europe GmbH, we recorded an income tax benefit of $0.6 million during the year ended December 31, 2022.
We have not recorded any U.S. federal or state income tax benefits for the net operating losses, or NOLs, we have incurred in each year or for the research and development tax credits we have generated in the United States. As of December 31, 2023, we had U.S. federal and state NOL carryforwards of $229.3 million and $100.4 million, respectively. These NOLs may be available to offset future taxable income and begin to expire in 2038 and 2032, respectively. Additionally, we had a U.S. federal NOL carryforward of $216.5 million generated since 2018, which do not expire. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $2.2 million and $3.2 million, respectively. These tax credits may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively. Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future.

We completed a Section 382 study through July 31, 2020 to assess whether a change of control has occurred or whether there have been multiple changes of control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above through that date. We have not completed a Section 382 study of transactions subsequent to July 31, 2020 which may have created additional limitations although materially all of the current U.S. federal NOL carryforwards can be carried forward indefinitely. For additional information, see the risk factor entitled “Our ability to use our net operating losses and research and development tax credits to offset future taxable income or income tax liabilities are subject to certain limitations” and Note 11—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date because of uncertainty about future taxable income to permit use of the assets.
Results of operations
Comparison of the years ended December 31, 2023 and 2022

	Year Ended
	December 31, 2023	December 31, 2022	Change
			Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$14,805	$11,056	$3,749	33.9%
Service revenue	7,714	6,077	1,637	26.9%
Total revenue	$22,519	$17,133	$5,386	31.4%
Revenue
Product revenue increased by $3.7 million, or 33.9%, with the increase primarily attributable to 16 Growth Direct system placements in 2023, compared to 9 in the prior year, as well as higher consumable shipment volumes due to an increase in cumulative validated Growth Direct systems. The mix of consumable products sold also had a positive impact on revenue partially offset by lower net system pricing.
Service revenue increased by $1.6 million, or 26.9%. The increase was largely attributable to increased recurring service maintenance contracts due to our growing number of validated Growth Direct systems at customer sites. The increase in Growth Direct system placements also led to increased validation services revenue.
During 2022, coronavirus-related restrictions had a negative effect on our product and service revenue. These restrictions have since eased and our increased access to customers (including customer sites) positively impacted our product and service revenue for the year ended December 31, 2023 as compared to prior periods.
Costs of revenue

	Year Ended
	December 31, 2023	December 31, 2022	Change
			Amount	%
	(dollars in thousands)
Cost of product revenue	$20,060	$18,477	$1,583	8.6%
Cost of service revenue	$7,944	$7,196	$748	10.4%
Cost of product revenue increased by $1.6 million, or 8.6%. The increase was driven by costs related to higher volume of both Growth Direct system placements and consumable shipments. This increase was partially offset by a net improvement in production costs driven in part by higher production volumes in systems and the benefit of cost reduction activities in consumables.
Cost of service revenue increased by $0.7 million, or 10.4%. This increase was primarily due to higher employee-related costs due to increases in headcount to support the growing number of Growth Direct systems placed and validated.
Research and development

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development	$12,820	$12,866	$(46)	(0.4)%
Percentage of total revenue	56.9%	75.1%
Research and development expenses remained relatively flat year over year. The slight decrease in expense was attributable to a decrease in spending on third-party contractors, which was largely offset by an increase in compensation and benefit costs as a result of higher headcount.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$13,322	$14,994	$(1,672)	(11.2)%
Percentage of total revenue	59.2%	87.5%
Sales and marketing expenses decreased by $1.7 million, or 11.2%. This decrease was primarily attributable to reductions in severance expense due to the impact of the Restructuring Plan in the prior year as well as the timing of turnover and hiring in both periods.
General and administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$24,936	$26,819	$(1,883)	(7.0)%
Percentage of total revenue	110.7%	156.5%
General and administrative expenses decreased by $1.9 million, or 7.0%. This decrease was driven by a reduction in legal- and investor relations-related costs following an unsolicited non-binding proposal from a stockholder to acquire the Company that concluded in December 2022. Reductions in consulting expenses and lower business insurance premiums also contributed to the overall decrease. These decreases were largely offset by several increases including the impact of the retention bonus program we put into place in connection with our Restructuring Plan, which replaced the annual bonus for eligible employees in 2022 and thereby decreased net bonus expense in the prior-year period. Additionally, we incurred higher stock compensation expenses due mainly to additional equity award grants during 2023. We also incurred higher utility, facility and information-technology-related costs due to additional leased space in our Lowell, Massachusetts headquarters, which partially offset the decreases described above.
Other income (expense)
Interest income
Interest income for the years ended December 31, 2023 and 2022 was $4.2 million and $1.8 million, respectively. The increase of $2.4 million, or 136.8%, was the result of higher interest income due to higher interest rates earned on our investments.

Other (expense) income
Other (expense) income, which is comprised of miscellaneous expenses unrelated to our core business, remained relatively flat for the year ended December 31, 2023.
Income tax expense (benefit)
Income tax expense (benefit) was an expense of $0.1 million and a benefit of $0.6 million for the years ended December 31, 2023 and 2022, respectively. Both the expense and the benefit recorded related to our German subsidiary. During the year ended December 31, 2022, we adjusted an uncertain tax liability we had recorded for that subsidiary as a result of the favorable outcome of an examination for the tax years 2016 through 2018, resulting in an income tax benefit in that year.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products, services and contracts and proceeds from our IPO.
On December 15, 2023, we entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of our Class A common stock having aggregate sales proceeds of up to $50,000,000 from time to time through Cowen, acting as sales agent and/or principal. The prospectus we filed related to the ATM Agreement permits us to issue and sell up to $10,000,000 of shares of Class A common stock from time to time through Cowen. Under the ATM Agreement, we agreed to pay Cowen a commission of up to 3.0% of the gross proceeds from any sales of shares of our Class A common stock under this facility. During the year ended December 31, 2023 through the filing date of this Annual Report, we did not issue or sell any shares of our Class A common stock under this facility.

We believe that our cash, cash equivalents and short and long-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2023 were issued.

As of December 31, 2023, we had the following cash and investment-related assets on our consolidated balance sheet (in thousands):

December 31, 2023
Cash and cash equivalents	$24,285
Short-term investments	67,768
Long-term investments	2,911
Restricted cash	284
Total	$95,248
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.7 million as of December 31, 2023, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $4.2 million as of December 31, 2023, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.
For additional information on our contractual obligation and commitments please see Note 14 — Commitments and Contingencies to our consolidated financial statements.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(45,081)	$(58,547)
Net cash provided by (used in) investing activities	42,153	(93,469)
Net cash provided by financing activities	149	693
Net decrease in cash and cash equivalents and restricted cash	$(2,779)	$(151,323)
Operating activities
During the year ended December 31, 2023, net cash used in operating activities was $45.1 million, a decrease of $13.5 million compared to the prior year. The lower use of net cash was primarily a result of working capital and inventory management activities resulting in significantly lower inventory purchases throughout 2023. The timing of payments to vendors and the timing of employee bonus payments also had a positive impact on net cash used in operating activities.
Investing activities
During the year ended December 31, 2023, net cash provided by investing activities was $42.2 million, compared to net cash used in investing activities of $93.5 million during the year ended December 31, 2022. The change was largely attributable to an increase in investment maturities as well as fewer purchases of both investments and property and equipment.
Financing activities
During the year ended December 31, 2023, net cash provided by financing activities was $0.1 million, a decrease of $0.5 million compared to the year ended December 31, 2022. In both periods, substantially all of the net cash provided by financing activities related to proceeds from stock option exercises and purchases from our ESPP.
Nasdaq notice of failure to satisfy a continued listing rule
On February 2, 2024, we received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the bid price for our Class A common stock, par value $0.01 per share, had closed below $1.00 per share for thirty (30) consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2), or the Bid Price Requirement. We have a period of 180 calendar days to regain compliance with the Bid Price Requirement, which will expire on July 31, 2024. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days. Previously, in September 2023, we received a similar notification letter from Nasdaq related to a deficiency in the Bid Price Requirement, for which we regained compliance later in that month.
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
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct product or service to a customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Our main performance obligations in customer arrangements are Growth Direct systems, LIMS connection software, proprietary consumables, validation services, field service (including installation services) and services due under service contracts.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
As of December 31, 2023, we had cash, cash equivalents and short- and long-term investments of $95.0 million, which consisted of cash, money market funds, U.S. treasury bills, certificates of deposit, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

Foreign currency exchange risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation risk
While we have experienced some impact from inflation related mainly to our materials, labor and freight costs, we have been able to mitigate further impacts through the maintenance of increased inventory levels and long-term contracts and commitments with key suppliers. As a result, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant incremental inflationary pressures, we may not be able to meaningfully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

(a) None.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement, or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services.
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts (PCAOB Auditor ID: 238).
The information required by this Item 14 will be set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
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
10.4
Sublease, dated June 8, 2021, by and between the Registrant and National Medical Care, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

10.5†
Rapid Micro Biosystems, Inc. 2010 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)

10.6†
Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.7†
Rapid Micro Biosystems, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on July 12, 2021)

10.8†
Rapid Micro Biosystems, Inc. 2023 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement of Form S-8 (Reg. No. 333-271659) filed on May 4, 2023).

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

10.14†	2021 Incentive Award Plan UK Sub-Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)
10.15†
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

10.17†	Form of Retention Agreement (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 10, 2023)
10.18†
Form of Performance Restricted Stock Unit Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 10, 2023)

10.19
Seventh Amendment to Lease Agreement as amended, dated March 18, 2022, by and between the Registrant and Farley White Pawtucket, LLC (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)

10.20*†	Second Amended and Restated Non-Employee Director Compensation Program
10.21*†	First Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan
19.1*	Second Amended and Restated Insider Trading Compliance Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-257431) filed on June 25, 2021)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy for Executive Officers
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

RAPID MICRO BIOSYSTEMS, INC.
Date: March 1, 2024	By:	/s/ Robert Spignesi
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

Name	Title	Date

/s/ Robert Spignesi	President, Chief Executive Officer and Director	March 1, 2024
Robert Spignesi	(principal executive officer)

/s/ Sean Wirtjes	Chief Financial Officer	March 1, 2024
Sean Wirtjes	(principal financial officer and principal accounting officer)

/s/ Kirk D. Malloy, Ph.D.	Chair of the Board of Directors	March 1, 2024
Kirk D. Malloy, Ph.D.

/s/ David Hirsch, M.D., Ph.D.	Director	March 1, 2024
David Hirsch, M.D., Ph.D.

/s/ Richard Kollender	Director	March 1, 2024
Richard Kollender

/s/ Melinda Litherland	Director	March 1, 2024
Melinda Litherland

/s/ Inese Lowenstein	Director	March 1, 2024
Inese Lowenstein

/s/ Natale Ricciardi	Director	March 1, 2024
Natale Ricciardi

/s/ Jeffrey Schwartz	Director	March 1, 2024
Jeffrey Schwartz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rapid Micro Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rapid Micro Biosystems, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 1, 2024

We have served as the Company’s auditor since 2010.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated balance sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,285	$27,064
Short-term investments	67,768	81,584
Accounts receivable	5,532	5,369
Inventory	19,961	21,187
Prepaid expenses and other current assets	2,869	3,372
Total current assets	120,415	138,576
Property and equipment, net	12,832	13,818
Right-of-use assets	6,240	7,063
Long-term investments	2,911	29,790
Other long-term assets	770	1,119
Restricted cash	284	284
Total assets	$143,452	$190,650
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,973	$5,428
Accrued expenses and other current liabilities	9,907	8,150
Deferred revenue	5,974	4,706
Lease liabilities, short-term	1,132	766
Total current liabilities	18,986	19,050
Lease liabilities, long-term	6,214	7,202
Other long-term liabilities	263	229
Total liabilities	25,463	26,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at December 31, 2023 and 2022; 37,099,909 shares and 36,538,805 shares issued and outstanding at December 31, 2023 and 2022, respectively	371	366
Class B common stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; 5,309,529 shares and 5,553,379 shares issued and outstanding at December 31, 2023 and 2022, respectively	53	55
Preferred stock, $0.01 par value: 10,000,000 shares authorized at December 31, 2023 and 2022; zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Additional paid-in capital	546,051	540,775
Accumulated deficit	(428,385)	(375,918)
Accumulated other comprehensive loss	(101)	(1,109)
Total stockholders’ equity	117,989	164,169
Total liabilities and stockholders’ equity	$143,452	$190,650
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue	$14,805	$11,056
Service revenue	7,714	6,077
Total revenue	22,519	17,133
Costs and operating expenses:
Cost of product revenue	20,060	18,477
Cost of service revenue	7,944	7,196
Research and development	12,820	12,866
Sales and marketing	13,322	14,994
General and administrative	24,936	26,819
Total costs and operating expenses	79,082	80,352
Loss from operations	(56,563)	(63,219)
Other income (expense):
Interest income, net	4,210	1,778
Other (expense) income, net	(83)	59
Total other income, net	4,127	1,837
Loss before income taxes	(52,436)	(61,382)
Income tax expense (benefit)	31	(576)
Net loss	$(52,467)	$(60,806)
Net loss per share — basic and diluted	$(1.22)	$(1.43)
Weighted average common shares outstanding — basic and diluted	43,024,039	42,454,403
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of comprehensive loss (In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(52,467)	$(60,806)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	1,008	(1,093)
Comprehensive loss	$(51,459)	$(61,899)
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
Conversion of Class B common stock to Class A common stock	243,850	2	(243,850)	(2)	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	8,830	—	—	—	6	—	—	6
Issuance of Class A common stock under ESPP	186,037	2	—	—	180	—	—	182
Vesting of restricted stock units	122,387	1	—	—	(1)	—	—	—
Restricted stock award liability accretion	—	—	—	—	341	—	—	341
Stock-based compensation expense	—	—	—	—	4,750	—	—	4,750
Net loss	—	—	—	—	—	(52,467)	—	(52,467)
Other comprehensive income	—	—	—	—	—	—	1,008	1,008
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2021	34,564,040	$346	6,903,379	$69	$535,693	$(315,112)	$(16)	$220,980
Conversion of Class B common stock to Class A common stock	1,350,000	14	(1,350,000)	(14)	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	572,932	6	—	—	562	—	—	568
Issuance of Class A common stock under ESPP	51,833	—	—	—	159	—	—	159
Restricted stock award liability accretion	—	—	—	—	342	—	—	342
Stock-based compensation expense	—	—	—	—	4,019	—	—	4,019
Net loss	—	—	—	—	—	(60,806)	—	(60,806)
Other comprehensive loss	—	—	—	—	—	—	(1,093)	(1,093)
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(52,467)	$(60,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,105	2,837
Stock-based compensation expense	4,750	4,019
Noncash lease expense	1,203	1,143
Provision recorded for inventory	34	326
Loss on disposal of property and equipment	—	28
Accretion on investments	(2,295)	(662)
Other, net	34	(107)
Changes in operating assets and liabilities
Accounts receivable	(163)	(364)
Inventory	1,193	(5,843)
Prepaid expenses and other current assets	272	578
Other long-term assets	5	179
Accounts payable	(3,455)	1,484
Accrued expenses and other current liabilities	1,434	(2,760)
Deferred revenue	1,269	1,401
Net cash used in operating activities	(45,081)	(58,547)

Cash flows from investing activities:
Purchases of property and equipment	(1,845)	(6,740)
Purchases of investments	(62,492)	(179,229)
Maturity of investments	106,490	92,500
Net cash provided by (used in) investing activities	42,153	(93,469)

Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	6	566
Proceeds from issuance of Class A common stock - employee stock purchase plan	180	160
Payments on finance lease obligations	(37)	(33)
Net cash provided by financing activities	149	693
Net decrease in cash, cash equivalents and restricted cash	(2,779)	(151,323)
Cash, cash equivalents and restricted cash at beginning of period	27,348	178,671
Cash, cash equivalents and restricted cash at end of period	$24,569	$27,348

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$38	$42
Supplemental disclosure of non-cash investing activities
Establishment of right of use operating assets	$151	$7,605
Purchases of property and equipment in accounts payable	$443	$561
Supplemental disclosure of non-cash financing activities
Establishment of right of use finance assets	$—	$366

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
Liquidity
The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its existing cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued.
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

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Year Ended December 31,
	2023	2022
Customer A	16.5%	22.8%
	16.5%	22.8%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	Year Ended December 31,
	2023	2022
Customer A	10.7%	21.4%
Customer B	21.4%	*
Customer C	16.4%	11.8%
Customer D	12.4%	*
Customer E	*	16.7%
	60.9%	49.9%
______________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain of its products as well as logistics. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships. There are no significant concentrations around a single third-party supplier or manufacturer for the year ended December 31, 2023 or 2022.
Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At December 31, 2023 and 2022, the Company held cash of $0.1 million and $0.2 million in banks located outside of the U.S., respectively.
Restricted cash
As of December 31, 2023 and 2022, the Company was required to maintain guaranteed investment certificates with a value of $0.3 million, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of landlords in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheet.
Investments
The Company’s short-term and long-term investments are classified as available-for-sale and recorded at fair value based upon market prices at period end. Unrealized gains and losses are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Realized gains and losses and declines in value of investments determined to be other than temporary are included as a component of interest income, net in the consolidated statement of operations. The costs of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method.
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
The Company’s short-term investments as of December 31, 2023 and 2022 had maturities of less than one year, and long-term investments as of December 31, 2023 and 2022 had maturities greater than one year.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of December 31, 2023 and 2022, the allowance for doubtful accounts for expected credit losses was zero.
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
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.4 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at both

December 31, 2023 and 2022, net of accumulated amortization of $0.7 million and $0.4 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. There was $0.3 million of amortization expense recorded in the consolidated statement of operations for each of the years ended December 31, 2023 and 2022.
Impairment of long-lived assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 or 2022.
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

	Year Ended December 31,
	2023	2022
Balance, beginning of the period	$872	$598
Warranty provisions	171	646
Warranty repairs	(354)	(372)
Balance, end of the year	$689	$872
Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment that develops, manufactures, markets and sells systems and related LIMS connection software, consumables and services; and, accordingly, has one reportable segment for financial reporting purposes. Substantially all of the Company’s long-lived assets are held in the United States.
Revenue recognition
Revenue is recognized when or as a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. In order to achieve this core principle, the Company applies the following five steps when recording revenue:
1.Identify the contract, or contracts, with the customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when, or as, performance obligations are satisfied.
The Company derives revenue from the sale of its products and services through direct sales representatives and distributors. The Company’s arrangements are generally noncancelable and nonrefundable.
Revenue is measured as the amount of consideration the Company expects to be entitled in exchange for transferring products to a customer (transaction price). To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. However, most arrangements have a fixed transaction price with no variable consideration apart from discounts.
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
Service revenue
The Company derives service revenue primarily from validation services, service contracts and field service (including installation). The Company’s validation services include validation and documentation services performed utilizing systems purchased by the customer. Service contracts are around-the-clock maintenance support which can be purchased by the customer after the expiration of the one-year assurance warranty included with each system purchase. Field service primarily consists of services provided by field service engineers to install the system at the customer site and perform preventative maintenance services during the warranty period. Service revenue is recognized over time using an input method based on time lapsed for service contracts and output method based on milestone achieved for validation services and field service.
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
Payment terms
Payment terms for customer orders are typically between 30 to 90 days after the shipment or delivery of the product and apply to all performance obligations within an arrangement. For certain products, services and customer types, the Company requires payment before the products or services are delivered to, or performed for, the customer. None of the Company’s contracts contain a significant financing component.
Multiple performance obligations with an arrangement
The Company’s contracts may include multiple performance obligations when customers purchase a combination of products and services such as system sold together with the LIMS connection software, consumables or services. For these arrangements, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling prices used in the allocation are based on the prices observed in standalone sales to customers or cost-plus margin depending on the nature of the obligation and available evidence of fair value. Allocation of the transaction price is determined at contract’s inception.
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets included in prepaid expenses and other current assets in the consolidated balance sheets as of both December 31, 2023 and 2022. These balances relate to unbilled amounts with customers.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of December 31, 2023 or 2022. Deferred revenue was $6.0 million and $4.7 million at December 31, 2023 and 2022, respectively. Revenue recognized during the year ended December 31, 2023 that was included in deferred revenue at the prior year-end was $3.5 million. Revenue recognized during the year ended December 31, 2022 that was included in deferred revenue at the prior year-end was $2.7 million.
Disaggregated revenue
The Company disaggregates revenue based on the recurring and non-recurring nature of the underlying sale. Recurring revenue includes sales of consumables and service contracts. The Company considers these to be recurring revenues because customers typically place purchase orders on a periodic basis as they use their Growth Direct system over time. These arrangements typically contain a single performance obligation and thus the entire consideration to which the Company is entitled is allocated entirely to that performance obligation. Non-recurring revenue includes sales of systems, LIMS connection software, validation services, and field service, and typically contains multiple performance obligations. The Company considers these to be non-recurring revenues because customers typically place single purchase orders for a bundle of products and services on a one-time or infrequent basis. For these arrangements, significant judgment is applied in identifying the distinct performance obligations, determination of the transaction price, transaction price allocation, and determination of standalone selling price for each of the distinct performance obligations.
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Year Ended December 31,
	2023	2022
Product and service revenue — recurring	$13,546	$10,983
Product and service revenue — non-recurring	8,973	6,150
Total revenue	$22,519	$17,133
The following table presents the Company’s revenue, classified by the major geographic areas in which our customers were located (in thousands):

	Year Ended December 31,
	2023	2022
United States	$9,879	$8,767
Germany	2,116	2,649
Switzerland	3,995	2,756
Japan	2,562	*
All other countries	3,967	2,961
Total revenue	$22,519	$17,133
______________________________
*– not individually significant
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
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising costs were $0.3 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively.
Patent costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditures. Amounts incurred are classified within general and administrative expense in the consolidated statement of operations.
Stock-based compensation
The Company measures all stock-based awards granted to employees, officers and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with (i) service-based vesting conditions only and (ii) both service-based and Company performance-based vesting conditions, and records the expense for these awards using the straight-line method. Forfeitures are accounted for prospectively as they occur.
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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the following inputs: (i) the fair value per share of the common stock issuable upon exercise of the option, (ii) the expected term of the option, (iii) expected volatility of the price of the common stock, (iv) the risk-free interest rate, and (v) the expected dividend yield. The exercise price of the option cannot be less than the fair market value of a share of common stock on the date of grant. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla.” The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.
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
Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations in Germany and Switzerland is the U.S. Dollar. Gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other (expense) income, net.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and 2022, comprehensive loss included $1.0 million and $1.1 million, respectively, of unrealized gains and losses, respectively, on investments, net of tax.
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
In periods in which the Company reports a net loss attributable to common stockholders diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The new standard was effective for the Company beginning January 1, 2023 and primarily impacted trade accounts receivable. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2023, which had no cumulative impact to retained earnings. The adoption of this new standard had no material impact on the Company's consolidated financial statements. The Company's concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas. Substantially all of the Company's trade receivables are concentrated in the pharmaceuticals industry in the U.S. and internationally or with distributors who operate in international markets. The Company's historical credit losses have not been significant due to this dispersion and the financial stability of the Company's customers. The Company considers its historical credit losses to be immaterial to its business and, therefore, has not provided all the disclosures otherwise required by the standard.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The new standard requires enhanced disclosures about a public entity's reportable segments including more detailed information about a reportable segment's expenses. The amendments in this update apply to all public entities that are required to report segment information, and include those entities that have a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,306	$—	$—	$20,306
Short-term investments	62,625	5,143	—	67,768
Long-term investments	2,911	—	—	2,911
	$85,842	$5,143	$—	$90,985

	Fair value measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,072	$—	$—	$22,072
Short-term investments	81,093	491	—	81,584
Long term investments	26,431	3,359	—	29,790
	$129,596	$3,850	$—	$133,446
During the years ended December 31, 2023 and 2022, respectively, there were no transfers between Level 1, Level 2 and Level 3.
Valuation of short-term and long-term investments
U.S. Treasury bills and notes included in short-term and long-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy. The Company's certificates of deposit included in short-term and long-term investments were valued using quoted prices for similar assets in active markets (or identical assets in inactive markets), which represent a Level 2 measurement within the fair value hierarchy. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2023 and 2022.

4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$5,164	$—	$(21)	$5,143
U.S. Government Treasury Bills	16,184	9	—	16,193
U.S. Government Treasury Notes	46,536	42	(146)	46,432
	$67,884	$51	$(167)	$67,768
Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	$2,896	$15	$—	$2,911
	$2,896	$15	$—	$2,911

	December 31, 2022
Short-term investments	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Certificates of Deposit	$491	$—	$—	$491
U.S. Government Treasury Bills	32,115	1	(40)	32,076
U.S. Government Treasury Notes	49,625	—	(608)	49,017
	$82,231	$1	$(648)	$81,584

Long-term Investments
Certificates of Deposit	$3,391	$4	$(36)	$3,359
U.S. Government Treasury Notes - Maturity Up To Two Years	26,861	1	(431)	26,431
	$30,252	$5	$(467)	$29,790

5. Inventory
Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$12,873	$15,014
Work in process	150	1,599
Finished goods	6,938	4,574
Total	$19,961	$21,187
Raw materials, work in process and finished goods were net of adjustments to realizable value of $0.6 million and $1.1 million, as of December 31, 2023 and 2022, respectively.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid insurance	$1,282	$1,500
Contract asset	51	112
Deposits	667	1,055
Prepaid financing fees	292	—
Other	577	705
	$2,869	$3,372
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Manufacturing and laboratory equipment	$13,750	$13,408
Computer hardware and software	1,960	1,651
Office furniture and fixtures	589	589
Leasehold improvements	8,551	8,260
Construction-in-process	2,292	1,712
	27,142	25,620
Less: Accumulated depreciation	(14,310)	(11,802)
	$12,832	$13,818
Depreciation and amortization expense related to property and equipment was $2.7 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. The Company had $0.2 million and $2.3 million of fully depreciated assets disposed of during the years ended December 31, 2023 and 2022, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued employee compensation and benefits expense	$4,808	$3,217
Accrued vendor expenses	4,017	3,212
Accrued warranty expense	689	872
Accrued taxes	252	329
Other	141	520
	$9,907	$8,150
On August 11, 2022, the board of directors of the Company approved an organizational restructuring plan (the “Restructuring Plan”) to right-size its cost structure based on its lowered 2022 outlook. The Company recorded a restructuring charge of $1.1 million in the third quarter of 2022 primarily related to severance, employee benefits, outplacement and related costs under the Restructuring Plan. The Company made payments of $0.6 million during the year ended December 31, 2022 related to the Restructuring Plan and had $0.5 million recorded within accrued expenses as of December 31, 2022, which was paid during the year ended December 31, 2023.

9. Common stock and common stock warrants
As of December 31, 2023 and 2022, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares and $10,000,000 shares of $0.01 par value Class A and Class B common stock, respectively. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2023, no cash dividends had been declared or paid.
As of December 31, 2023, there were 37,099,909 shares of Class A common stock issued and outstanding, and 5,309,529 shares of Class B common stock issued and outstanding.
On December 15, 2023, the Company entered into an ATM Agreement with Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock having aggregate sales proceeds of up to $50,000,000 from time to time through Cowen, acting as sales agent and/or principal. The prospectus filed by the Company related to the ATM Agreement permits the issuance and sale of up to $10,000,000 of shares of Class A common stock from time to time The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds from any sales of shares of its Class A common stock under this facility. During the year ended December 31, 2023, the Company did not issue or sell any shares of its Class A common stock.
As of December 31, 2023, the Company had reserved 22,080,002 shares of Class A common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10), for the exercise of outstanding common stock warrants and for the conversion of Class B common stock.
As of December 31, 2023 and 2022, warrants to purchase the Class A common stock outstanding consisted of the following:

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
Following the effectiveness of the IPO in July 2021, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that are forfeited or cancelled will be available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of December 31, 2023, there were 3,566,120 shares available for issuance under the 2021 Plan.
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
During the years ended December 31, 2023 and 2022, the Company granted to employees, officers and directors options to purchase 2,039,155 shares and 1,708,293 shares, respectively, of common stock. The Company recorded stock-based compensation expense for options granted to employees, officers, and directors of $3.1 million and $2.8 million during the years ended December 31, 2023 and 2022, respectively.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option- pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.90%	2.14%
Expected term (in years)	6.0	6.0
Expected volatility	47.1%	43.3%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	5,041,308	$5.05	7.55	$532
Granted	2,039,155	1.17
Exercised	(8,830)	0.82
Expired	(97,131)	5.14
Forfeited	(443,991)	3.63
Outstanding as of December 31, 2023	6,530,511	$2.59	7.12	$—
Options vested and expected to vest as of December 31, 2023	6,530,511	$2.59	7.12	$—
Options exercisable as of December 31, 2023	3,857,305	$2.75	6.05	$—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was less than $0.1 million and $2.9 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2023 and 2022 was $0.59 and $3.13, respectively.
In March 2023, the board of directors approved a one-time repricing of certain outstanding stock options held by non-executive employees. As a result of the repricing, the exercise prices of eligible vested and unvested stock options were adjusted to reflect the fair market value of Class A common stock on the date of the repricing. The effect of the repricing is included within the table above in the weighted average exercise price of the options outstanding as of December 31, 2023. The repricing was immaterial to the Company's consolidated statements of operations.
Restricted stock
In February 2021, the Company granted 248,903 shares of restricted stock to an employee under the 2010 Plan with a four-year vesting term. In connection with the grant, the employee paid $0.5 million, which represents the $2.10 per share fair value of the common stock on the date of the restricted stock grant. The restricted common stock is no longer vesting due to the employee's termination, and the Company waived its repurchase right during the first quarter of 2023, which resulted in all then-outstanding and unvested shares becoming fully vested.
The following table summarizes the Company’s restricted stock activity since December 31, 2022:

	Number of shares	Weighted average fair value
Unvested as of December 31, 2022	155,565	$2.10
Granted	—	$—
Vested	(155,565)	$2.10
Forfeited	—	$—
Unvested as of December 31, 2023	—	$—
Restricted stock units
Restricted stock unit grants to employees have a three-year vesting term in which vesting occurs annually on the anniversary of the grant date. During the year ended December 31, 2023, the Company granted restricted stock units with service-based vesting conditions as well as restricted stock units with a combination of service-based and Company performance-based vesting conditions. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The Company recorded stock-based compensation expense for restricted stock units granted to employees and officers of $1.5 million and $1.0 million during the years ended December 31, 2023 and 2022, respectively.
The following table summarizes restricted stock units granted to Company employees during the year ended December 31, 2023:

	Number of shares	Weighted average fair value
Unvested as of December 31, 2022	532,121	$7.06
Granted	1,503,945	$1.22
Vested	(173,866)	$7.10
Forfeited	(180,440)	$2.89
Unvested as of December 31, 2023	1,681,760	$2.28
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2023 and 2022 was $1.22 and $7.12, respectively.
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
During the years ended December 31, 2023 and 2022, there were 186,037 and 51,833, respectively, shares of Class A common stock purchased under the 2021 ESPP. The Company recognized $0.1 million of expense related to the 2021 ESPP for both of the years ended December 31, 2023 and 2022. As of December 31, 2023, 873,158 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. At the grant date, the following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	5.32%	2.60%
Expected term (in years)	0.5	0.5
Expected volatility	47.8%	49.1%
Expected dividend yield	0%	0%

2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

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

As of December 31, 2023, no shares were available for future issuance under the Inducement Plan.
Stock-based compensation
Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$642	$530
General and administrative	3,085	2,630
Sales and marketing	494	475
Research and development	529	384
Total stock-based compensation expense	$4,750	$4,019
As of December 31, 2023, total unrecognized compensation expense related to unvested stock options held by employees and directors was $4.1 million, which is expected to be recognized over weighted average period of 1.9 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $2.5 million, which is expected to be recognized over a weighted average period of 1.9 years.
11. Income taxes
The components of the Company’s loss before income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(52,455)	$(61,396)
Foreign	19	14
Loss before income tax provision	$(52,436)	$(61,382)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current income tax provision:
Federal	$—	$—
State	—	—
Foreign	31	(576)
Total current income tax (benefit) expense	31	(576)
Deferred income tax provision:
Federal	(11,177)	(13,347)
State	(1,241)	(2,824)
Foreign	—	—
Total deferred income tax provision	(12,418)	(16,171)
Change in deferred tax asset valuation allowance	12,418	16,171
Total (benefit) expense for income taxes	$31	$(576)

During the years ended December 31, 2023 and 2022, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The only income tax provision was generated from operations in Germany and Switzerland. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	1.9	3.6
Federal and state research and development tax credits	1.3	0.6
Unrecognized tax benefits reserve and interest change	—	1.0
Change in valuation allowance	(23.2)	(25.3)
Permanent differences	(1.1)	0.1
Effective income tax rate	(0.1)%	1.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$55,761	$46,387
Research and development credit carryforwards	5,361	4,403
Research and development capitalized costs	7,100	6,119
Inventories	343	390
Lease liability	1,656	1,858
Accrued expenses	1,352	778
Unrealized loss	24	270
Other	1,281	712
Total deferred tax assets	72,878	60,917
Deferred tax liabilities:
Right-of-use assets	(1,405)	(1,644)
Depreciation	(359)	(340)
Total deferred tax liabilities	(1,764)	(1,984)
Valuation allowance	(71,114)	(58,933)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $229.3 million and 100.4 million respectively, which may be available to offset future taxable income and begin to expire at various dates beginning in 2038 and 2032, respectively. Additionally, the Company had U.S. federal NOLs of $216.5 million generated since 2018 that will not expire.
As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $2.2 million and $3.2 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2024, respectively.
Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed a Section 382 study through July 31, 2020 to assess whether one or multiple ownership changes(s) occurred. According to the results from the study, the Company has four ownership changes prior to July 31, 2020 which occurred on July 1, 2009, April 3, 2014, July 25, 2017, and April 12, 2018, as defined by Section 382. These ownership changes materially limit the NOL carryforwards and research and development tax credits available to offset future tax liabilities generated prior to July 31, 2020. The Section 382 study concluded that $121.5 million of U.S. federal NOL carryforwards, $58.4 million of state NOL carryforwards, and $2.4 million of federal research and development tax credits will expire unutilized due to these ownership changes. These expirations and unutilized NOL carryforwards and research and development tax credits have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. The Company has not completed a Section 382 study for any transactions subsequent to July 31, 2020 which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance of $71.1 million and $58.9 million has been established against the net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased $12.2 million during the year ended December 31, 2023 primarily due to net operating losses generated, capitalized research and development expenses, and research and development tax credits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,	December 31,
	2023	2022
Unrecognized tax benefits as of beginning of year	$—	$623
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(623)
Unrecognized tax benefits as of end of year	$—	$—
The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. federal, state, and foreign income tax expense. For the years ended December 31, 2023, and 2022, the Company recognized zero and less than $0.1 million in interest and penalties. The Company had zero and approximately $0.1 million of interest and penalties accrued as of December 31, 2023 and 2022, respectively.
The Company files U.S. income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations in the U.S. The Company has not received notice of examination by any jurisdictions in the U.S.
In recent years, the Organization for Economic Co-operation and Development (“OECD”) and member countries have been focused on taxation issues relating to multi-national companies. In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the OECD providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million; with any shortfall of the 15% minimum tax resulting in a related tax assessment ("Top-Up Tax"). The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.

12. Net loss per share
Net loss per share attributable to the common stockholders
As of December 31, 2023, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the shares have any preference rights to dividends to other shares.

Basic and diluted net loss per share attributable to common stockholders was calculated as follow (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(52,467)	$(60,806)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	37,612,962	36,727,742
Weighted average Class B common shares outstanding—basic and diluted	5,411,077	5,726,661
Total shares for EPS—basic and diluted	43,024,039	42,454,403
Net loss per share attributable to Class A common stockholders—basic and diluted	$(1.22)	$(1.43)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(1.22)	$(1.43)
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

	Year Ended December 31,
	2023	2022
Options to purchase common stock	6,530,511	5,076,650
Warrants to purchase common stock	286,324	286,324
Unvested restricted common stock	1,681,760	697,361
Options to purchase common stock under ESPP	224,510	181,558
	8,723,105	6,241,893
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

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,285	$1,207
Operating cash outflows - payments on financing leases	$38	$42
Financing cash outflows - payments on financing leases	$37	$33
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$151	$7,605
Financing leases	$—	$366
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating Leases:
Operating lease assets	$5,972	$6,746

Operating lease liabilities, short-term	$1,090	$729
Operating lease liabilities, long-term	5,952	6,898
Total operating lease liabilities	$7,042	$7,627

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(118)	(69)
Net property, plant and equipment	$268	$317

Lease liabilities, short-term	$42	$37
Lease liabilities, long-term	262	304
Total financing lease liabilities	$304	$341

Weighted-average remaining lease term - operating leases (in years):	5.54	6.54
Weighted-average remaining lease term - financing leases (in years):	5.50	6.50
Weighted-average discount rate - operating leases:	3.8%	3.7%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,203	$1,144
Financing lease cost - amortization of right-of-use asset	49	49
Financing lease cost - interest on lease liability	38	42
Short-term lease cost	—	59
Variable lease cost	694	617
Total lease cost	$1,984	$1,911

Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $1.9 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for both of the years ended December 31, 2023 and 2022.
Maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating Lease Maturities
2024	$1,334
2025	1,368
2026	1,402
2027	1,435
2027	1,469
Thereafter	805
Total lease payments	$7,813
Less imputed interest	(771)
Total present value of lease liabilities	$7,042
Maturities of the Company’s financing lease liability as of December 31, 2023 were as follows (in thousands):

Financing Lease Maturities
2024	$75
2025	75
2026	75
2027	75
2028	75
Thereafter	38
Total lease payments	$413
Less imputed interest	(109)
Total present value of lease liabilities	$304
14. Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.
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
15. Benefit plans
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.8 million to the plan during both the years ended December 31, 2023 and 2022.