Form 10-Q
period 2024-03-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2024-05-03
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 37,552,287 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of April 30, 2024, there were 5,309,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•the effectiveness of enhancements to our sales force and our sales processes;
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
•our ability to regain and remain in compliance with the listing requirements of the Nasdaq Global Select Market;
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties as part of your evaluation of an investment in our Class A common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
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
•Our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control, ("MQC"), testing;
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
•Our customers use our Growth Direct platform as part of their quality control workflow, which is subject to regulation by the U.S. Food and Drug Administration, ("FDA"), and other comparable regulatory authorities;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$22,433	$24,285
Short-term investments	57,103	67,768
Accounts receivable	4,921	5,532
Inventory	20,418	19,961
Prepaid expenses and other current assets	3,285	2,869
Total current assets	108,160	120,415
Property and equipment, net	12,615	12,832
Right-of-use assets, net	5,988	6,240
Long-term investments	—	2,911
Other long-term assets	684	770
Restricted cash	284	284
Total assets	$127,731	$143,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,164	$1,973
Accrued expenses and other current liabilities	7,049	9,907
Deferred revenue	6,234	5,974
Lease liabilities, short-term	1,153	1,132
Total current liabilities	15,600	18,986
Lease liabilities, long-term	5,916	6,214
Other long-term liabilities	272	263
Total liabilities	21,788	25,463
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at March 31, 2024 and December 31, 2023; 37,483,559 shares and 37,099,909 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	375	371
Class B common stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; 5,309,529 shares issued and outstanding at March 31, 2024 and December 31, 2023	53	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	547,300	546,051
Accumulated deficit	(441,707)	(428,385)
Accumulated other comprehensive loss	(78)	(101)
Total stockholders’ equity	105,943	117,989
Total liabilities and stockholders’ equity	$127,731	$143,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$3,713	$3,324
Service revenue	1,898	1,711
Total revenue	5,611	5,035
Costs and operating expenses:
Cost of product revenue	5,173	4,981
Cost of service revenue	1,961	1,844
Research and development	3,842	3,153
Sales and marketing	3,281	3,462
General and administrative	5,627	6,467
Total costs and operating expenses	19,884	19,907
Loss from operations	(14,273)	(14,872)
Other income (expense):
Interest income, net	983	1,003
Other expense, net	(29)	(11)
Total other income, net	954	992
Loss before income taxes	(13,319)	(13,880)
Income tax expense	3	7
Net loss	$(13,322)	$(13,887)
Net loss per share — basic and diluted	$(0.31)	$(0.32)
Weighted average common shares outstanding — basic and diluted	43,245,835	42,812,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(13,322)	$(13,887)
Other comprehensive income:
Unrealized gain on investments, net of tax	23	447
Comprehensive loss	$(13,299)	$(13,440)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock under ESPP	198,299	2	—	—	166	—	—	168
Vesting of restricted stock units	185,331	2	—	—	(2)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	20	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Net loss	—	—	—	—	—	(13,322)	—	(13,322)
Other comprehensive income	—	—	—	—	—	—	23	23
Balances at March 31, 2024	37,483,559	$375	5,309,529	$53	$547,300	$(441,707)	$(78)	$105,943
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

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,322)	$(13,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	806	759
Stock-based compensation expense	1,085	1,243
Provision for excess and obsolete inventory	85	34
Noncash lease expense	305	297
Accretion on investments	(500)	(586)
Other	8	9
Changes in operating assets and liabilities:
Accounts receivable	611	(142)
Inventory	(543)	209
Prepaid expenses and other current assets	(415)	367
Other long-term assets	—	(23)
Accounts payable	(809)	(4,141)
Accrued expenses and other current liabilities	(3,095)	(1,615)
Deferred revenue	259	790
Net cash used in operating activities	(15,525)	(16,686)

Cash flows from investing activities:
Purchases of property and equipment	(585)	(759)
Purchases of investments	(4,380)	(17,831)
Maturity of investments	18,480	32,500
Net cash provided by investing activities	13,515	13,910
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	—	7
Proceeds from issuance of Class A common stock - employee stock purchase plan	168	124
Payments on finance lease obligations	(10)	(9)
Net cash provided by financing activities	158	122
Net decrease in cash, cash equivalents and restricted cash	(1,852)	(2,654)
Cash, cash equivalents and restricted cash at beginning of period	24,569	27,348
Cash, cash equivalents and restricted cash at end of period	$22,717	$24,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$9	$10

Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$348	$154
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
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
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

There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2024, as compared to those disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2023 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
	2024	2023
Customer A	19.4%	20.1%
Customer B	14.3%	27.0%
	33.7%	47.1%
The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	March 31,	December 31,
	2024	2023
Customer B	41.9%	16.4%
Customer A	13.5%	10.7%
Customer C	*	21.4%
Customer D	*	12.4%
	55.4%	60.9%
____________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the three months ended March 31, 2024 or 2023.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At both March 31, 2024 and December 31, 2023, the Company held cash of $0.1 million in banks located outside of the United States.
Restricted cash
As of both March 31, 2024 and December 31, 2023, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.

Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.4 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at both March 31, 2024 and December 31, 2023, net of accumulated amortization of $0.8 million and $0.7 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For each of the three months ended March 31, 2024 and 2023, there was $0.1 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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
Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$689	$872
Warranty provisions	—	—
Warranty repairs	—	(346)
Balance, end of period	$689	$526
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets as of both March 31, 2024 and December 31, 2023, included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of March 31, 2024 or December 31, 2023. Deferred revenue was $6.2 million and $6.0 million at March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in deferred revenue at the prior period-end was $1.4 million and $1.0 million, respectively.
Disaggregated revenue
The Company disaggregates revenue based on the recurring and non-recurring nature of the underlying sale. Recurring revenue includes sales of consumables and service contracts. The Company considers these to be recurring revenues because customers typically place purchase orders on a periodic basis as they use their Growth Direct system(s) over time. These arrangements typically contain a single performance obligation and thus the entire consideration to which the Company is entitled is allocated entirely to that performance obligation. Non-recurring revenue includes sales of systems, LIMS connection software, validation services, and field services, and typically contains multiple performance obligations. The Company considers these to be non-recurring revenues because customers typically place single purchase orders for a bundle of products and services on a one-time or infrequent basis. For these arrangements, significant judgment is applied in identifying the distinct performance obligations, determination of the transaction price, transaction price allocation, and determination of standalone selling price for each of the distinct performance obligations.
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended March 31,
	2024	2023
Product and service revenue — recurring	$3,743	$3,253
Product and service revenue — non-recurring	1,868	1,782
Total revenue	$5,611	$5,035

The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$2,149	$1,703
Switzerland	972	973
Japan	800	1,386
Germany	464	413
All other countries	1,226	560
Total revenue	$5,611	$5,035
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three months ended March 31, 2024 and 2023.
Stock-based compensation
The Company measures all stock-based awards granted to employees, officers and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with (i) service-based vesting conditions only and (ii) stock-based awards with both service-based and Company performance vesting conditions, and records the expense for these awards using the straight-line method. Forfeitures are accounted for prospectively as they occur.
The Company measures all restricted stock units granted to employees based on the common stock value on the date of grant. The purchase price of the restricted stock is the common stock value on the date of grant.
Recently issued accounting pronouncements
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups ("JOBS") Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the newer revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
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

	Fair value measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$19,346	$—	$—	$19,346
Short-term investments	52,923	4,180	—	57,103
	$72,269	$4,180	$—	$76,449

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,306	$—	$—	$20,306
Short-term investments	62,625	5,143	—	67,768
Long-term investments	2,911	—	—	2,911
	$85,842	$5,143	$—	$90,985
During the three months ended March 31, 2024 and 2023, there were no transfers in or out of Level 3.
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
4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$4,192	$—	$(11)	$4,181
U.S. Government Treasury Bills	14,795	—	(6)	14,789
U.S. Government Treasury Notes	38,194	3	(64)	38,133
	$57,181	$3	$(81)	$57,103

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$5,164	$—	$(21)	$5,143
U.S. Government Treasury Bills	16,184	9	—	16,193
U.S. Government Treasury Notes	46,536	42	(146)	46,432
	$67,884	$51	$(167)	$67,768
Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	2,896	15	—	2,911
	$2,896	$15	$—	$2,911
5. Inventory
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$11,654	$12,873
Work in process	423	150
Finished goods	8,341	6,938
Total	$20,418	$19,961
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.7 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$803	$1,282
Contract asset	94	51
Deposits	742	667
Other receivables	333	137
Prepaid financing fees	295	292
Other	1,018	440
	$3,285	$2,869

7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Manufacturing and laboratory equipment	$13,850	$13,750
Computer hardware and software	2,034	1,960
Office furniture and fixtures	589	589
Leasehold improvements	8,995	8,551
Construction-in-process	2,165	2,292
	27,633	27,142
Less: Accumulated depreciation	(15,018)	(14,310)
	$12,615	$12,832

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended March 31, 2024 and 2023.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee compensation and benefits expense	$2,779	$4,808
Accrued vendor expenses	3,198	4,017
Accrued warranty expense	689	689
Accrued taxes	259	252
Other	124	141
	$7,049	$9,907
9. Common stock and common stock warrants
As of both March 31, 2024 and December 31, 2023, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of March 31, 2024, no cash dividends had been declared or paid.
As of March 31, 2024, the Company had reserved 24,147,346 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.

As of both March 31, 2024 and December 31, 2023, outstanding warrants to purchase common stock consisted of the following:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
			1,022,303
____________________________
*– In connection with the IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants, with original issue dates between 2017-2020.
10. Stock-based compensation
2010 Stock Option and Grant Plan
The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.
Following the effectiveness of the Company's initial public offering ("IPO") in July 2021, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that were issued under the 2010 Plan and are forfeited or canceled will be available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of March 31, 2024, there were 4,738,976 shares available for issuance under the 2021 Plan.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.1%	4.2%
Expected term (in years)	6.0	6.0
Expected volatility	49.5%	47.8%
Expected dividend yield	0%	0%

Stock options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	6,530,511	$2.59	7.12	$—
Granted	751,920	0.95
Exercised	(20)	0.75
Expired	(139,529)	8.08
Forfeited	(31,707)	1.28
Outstanding as of March 31, 2024	7,111,175	$2.31	7.28	$263
Options vested and expected to vest as of March 31, 2024	7,111,175	$2.31	7.28	$263
Options exercisable as of March 31, 2024	4,003,111	$2.60	6.09	$180
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during each of the three months ended March 31, 2024 and 2023 was less than $0.1 million.
The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 and 2023 was $0.50 and $0.63, respectively.
Restricted stock units
Restricted stock unit grants to employees typically have a three-year service-based vesting term in which vesting occurs annually on the anniversary of the grant date. During the three months ended March 31, 2024, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2023:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2023	1,681,760	$2.28
Granted	420,640	$0.95
Vested	(263,175)	$4.39
Forfeited	(16,341)	$2.80
Unvested as of March 31, 2024	1,822,884	$1.66
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended March 31, 2024 and 2023 was $0.95 and $1.20, respectively.

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
During the three months ended March 31, 2024, there were 198,299 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, 1,045,858 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.4%	4.7%
Expected term (in years)	0.5	0.5
Expected volatility	49.4%	47.8%
Expected dividend yield	0%	0%
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

In May 2023, pursuant to the Inducement Plan, the Company granted inducement awards to the Company's Senior Vice President, Sales & Marketing, in the form of an option to purchase 220,000 shares of the Company's Class A common stock, with an exercise price per share of $0.83, and 110,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to the commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

In February 2024, the Company amended its Inducement Plan to reserve an additional 225,000 shares of its Class A common stock. The amendment was adopted by the compensation committee of the board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

In March 2024, pursuant to the Inducement Plan as amended, the Company granted inducement awards to the Company's Vice President, Legal, in the form of an option to purchase 150,000 shares of the Company's Class A common stock, with an exercise price per share of $0.99, and 75,000 restricted stock units. The option and restricted stock unit awards were granted as inducements material to the commencement of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

As of March 31, 2024, no shares were available for future issuance under the Inducement Plan.
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$147	$174
Research and development	129	157
Sales and marketing	105	131
General and administrative	704	781
Total stock-based compensation expense	$1,085	$1,243
As of March 31, 2024, total unrecognized compensation expense related to unvested stock options held by employees and directors was $3.8 million, which is expected to be recognized over a weighted average period of 1.8 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $2.4 million, which is expected to be recognized over a weighted average period of 1.9 years.
11. Income taxes
During the three months ended March 31, 2024 and 2023, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance in the future.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The income tax provision was generated from operations in Germany and Switzerland.
The impact of such discrete items could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of March 31, 2024 and December 31, 2023 the Company has recorded a full valuation allowance against its net deferred tax assets.
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
12. Net loss per share
As of March 31, 2024, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(13,322)	$(13,887)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	37,936,306	37,259,201
Weighted average Class B common shares outstanding—basic and diluted	5,309,529	5,553,379
Total shares for EPS—basic and diluted	43,245,835	42,812,580
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.31)	$(0.32)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.31)	$(0.32)
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

	March 31,
	2024	2023
Options to purchase common stock	7,111,175	6,064,365
Unvested restricted common stock	1,822,884	286,324
Warrants to purchase common stock	286,324	874,714
Options to purchase common stock under ESPP	11,559	5,244
	9,231,942	7,230,647
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

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$331	$316
Operating cash outflows - payments on financing leases	$9	$10
Financing cash outflows - payments on financing leases	$10	$9
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$5,732	$5,972

Operating lease liabilities, short-term	$1,109	$1,090
Operating lease liabilities, long-term	5,665	5,952
Total operating lease liabilities	$6,774	$7,042

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(130)	(118)
Net property, plant and equipment	$256	$268

Lease liabilities, short-term	$43	$42
Lease liabilities, long-term	252	262
Total financing lease liabilities	$295	$304

Weighted-average remaining lease term - operating leases (in years):	5.29	5.54
Weighted-average remaining lease term - financing leases (in years):	5.25	5.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$305	$297
Financing lease cost - amortization of right-of-use asset	12	12
Financing lease cost - interest on lease liability	9	10
Variable lease cost	205	170
Total lease cost	$531	$489
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended March 31, 2024 and 2023. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three months ended March 31, 2024 and 2023.

Maturities of the Company’s operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating Lease Maturities
2024 (excluding the three months ended March 31)	$1,003
2025	1,368
2026	1,401
2027	1,435
2028	1,468
Thereafter	805
Total lease payments	$7,480
Less imputed interest	(706)
Total present value of lease liabilities	$6,774
Maturities of the Company’s financing lease liability as of March 31, 2024 were as follows (in thousands):

Financing Lease Maturities
2024 (excluding the three months ended March 31)	$56
2025	75
2026	75
2027	75
2028	75
Thereafter	38
Total lease payments	$394
Less imputed interest	(99)
Total present value of lease liabilities	$295
14. Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.
Legal proceedings
The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to legal proceedings.

15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.3 million and $0.2 million to the plan during the three months ended March 31, 2024 and 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2023, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 1, 2024 (the “2023 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of the 2023 Form 10-K and this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control ("MQC"), detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics, cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system ("LIMS") connection software (which the majority of our customers purchase) and other software, proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.
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
Since our inception, we have incurred net losses in each year. We generated revenue of $5.6 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively, and incurred net losses of $13.3 million and $13.9 million for those same periods, respectively. As of March 31, 2024, we had an accumulated deficit of $441.7 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash and cash equivalents and investments as of March 31, 2024 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
Effects of inflation and interest rates
The current inflationary and interest rate environment could have a negative impact on our results of operations, cash flows and overall financial condition. We may experience inflationary pressures on significant cost categories including labor, materials and freight. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. In addition, inflation and increased interest rates may decrease demand for our Growth Direct systems, as our customers may face economic uncertainty as a result. A decrease in demand for our products or increases in our costs, as well as any steps we may take to mitigate changes, could impact our overall growth. However, the related financial impact cannot be reasonably estimated at this time.
Factors affecting our performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” to this Quarterly Report on Form 10-Q and other factors as set forth in Part I, Item 1A of the 2023 Form 10-K.
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of March 31, 2024, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 55% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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
Gross margin improvement
The majority of our customers are large global pharmaceutical manufacturers and contract development and manufacturing organizations, or CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after sales service. Given our current business scale, our revenues are not yet sufficient to fully cover these costs, impacting our current gross margin profile.
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

At the same time, we also expect future revenues from both products and services to grow at rates significantly higher than the related costs to provide and support those products and services. As a result, we also expect increasing revenues from both products and services to contribute significantly to future gross margin expansion. We have experienced positive trends in gross margin, improving from (36)% to (27)% for the three months ended March 31, 2023 and 2024, respectively.
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

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	3	3	—	—%
Cumulative systems placed	144	128	16	12.5%
Systems validated:
Systems validated in period	3	2	1	50.0%
Cumulative systems validated	124	105	19	18.1%
Product and service revenue — total	$5,611	$5,035	$576	11.4%
Product and service revenue — recurring	$3,743	$3,253	$490	15.1%

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
The number of Growth Direct system placements and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing, and access to customer sites (including the timing of customer site construction activities). As a result, we expect to experience continued variability in our period-to-period number of Growth Direct system placements due to the aforementioned factors.
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
The number of validated Growth Direct systems and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system placement volume and timing, whether customers have previously validated Growth Direct systems within their site or network, access to customer sites, customer site readiness, availability of required customer personnel and the time to install and validate each individual system. As a result, we expect to experience continued fluctuations in our period-to-period number of Growth Direct systems validated due to the aforementioned factors.

Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 66.7% and 64.6% of our total revenue for the three months ended March 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection and other software), consumables, validation services, service contracts, and field service. We primarily sell our products and services through direct sales representatives. The arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended March 31, 2024	Percentage of total revenue	Three Months Ended March 31, 2023	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$3,713	66.2%	$3,324	66.0%
Service revenue	1,898	33.8%	1,711	34.0%
Total revenue	$5,611	100.0%	$5,035	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of March 31, 2024, we had placed 144 Growth Direct systems to over 40 customers globally, including 70% of the top twenty pharmaceutical companies as measured by revenue and the manufacturers of 21% of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.
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
Consumables
Our consumable revenue is a recurring product revenue stream comprised of two proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring, or EM, consumable, and a Water/Bioburden consumable, or W/BB, consumable. Both proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection and prevent counterfeiting.
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
Other expense, net
Other expense, net, primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during each of the three months ended March 31, 2024 and 2023 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(in thousands)
Revenue:
Product revenue	$3,713	$3,324	$389	11.7%
Service revenue	1,898	1,711	187	10.9%
Total revenue	5,611	5,035	576	11.4%
Costs and operating expenses:
Cost of product revenue	5,173	4,981	192	3.9%
Cost of service revenue	1,961	1,844	117	6.3%
Research and development	3,842	3,153	689	21.9%
Sales and marketing	3,281	3,462	(181)	(5.2)%
General and administrative	5,627	6,467	(840)	(13.0)%
Total costs and operating expenses	19,884	19,907	(23)	(0.1)%
Loss from operations	(14,273)	(14,872)	599	(4.0)%
Other income (expense):
Interest income, net	983	1,003	(20)	(2.0)%
Other expense, net	(29)	(11)	(18)	163.6%
Total other income (expense), net	954	992	(38)	(3.8)%
Loss before income taxes	(13,319)	(13,880)	561	(4.0)%
Income tax expense	3	7	(4)	(57.1)%
Net loss	$(13,322)	$(13,887)	$565	(4.1)%
Revenue
Product revenue increased by $0.4 million, or 11.7%, with this increase attributable to favorable increases in volume and average selling prices related to our consumables. We placed three systems in the first quarters of both 2024 and 2023.
Service revenue increased by $0.2 million, or 10.9%. The increase in service revenue was primarily due to increases in revenues related to validations and installations as well as service contracts due to an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.2 million, or 3.9%. The increase was driven primarily by costs associated with a higher volume of consumables partially offset by incremental cost as a result of the impact of the mix of consumables sold.
Cost of service revenue increased by $0.1 million, or 6.3%. This increase was primarily attributable to greater headcount-related costs for compensation and benefits due to hiring of staff, as well as incremental travel and material costs to support the higher number of validated systems at customer sites.

Research and development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$3,842	$3,153	$689	21.9%
Percentage of total revenue	68.5%	62.6%
Research and development expenses increased by $0.7 million, or 21.9%. This increase was primarily due to slightly higher headcount and higher third-party spend to support new product development activities.
Sales and marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$3,281	$3,462	$(181)	(5.2)%
Percentage of total revenue	58.5%	68.8%
Sales and marketing expenses decreased by $0.2 million, or 5.2%. This decrease was primarily the result of a lower variable compensation, recruiting fees and travel expense during the quarter. These reductions were partially offset by the impact of higher headcount due to hiring completed in 2023.
General and administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$5,627	$6,467	$(840)	(13.0)%
Percentage of total revenue	100.3%	128.4%
General and administrative expenses decreased by $0.8 million, or 13.0%. The decrease was largely attributable to a $0.6 million reduction in bonus expense. Bonus expense for the first quarter of 2023 included a portion of retention bonuses that were put into place in connection with a restructuring action we implemented in August 2022. This retention bonus program expired in the third quarter of 2023 and had no impact on the first quarter of 2024. Lower third-party legal fees and business insurance premiums also contributed to the decrease.
Other income (expense)
Interest income
Interest income, which was related to interest earned on our investments, remained flat for each of the three months ended March 31, 2024 and 2023.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, remained flat for each of the three months ended March 31, 2024 and 2023.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended March 31, 2024 and 2023. The expense is attributable to an income tax provision related to our German subsidiary.

Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and proceeds from our IPO.
We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, were issued.
As of March 31, 2024, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

March 31, 2024

Cash and cash equivalents	$22,433
Short-term investments	57,103
Restricted cash	284
Total	$79,820
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.5 million as of March 31, 2024, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $4.0 million as of March 31, 2024, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2024	2023

Net cash used in operating activities	$(15,525)	$(16,686)
Net cash provided by investing activities	13,515	13,910
Net cash provided by financing activities	158	122
Net decrease in cash and cash equivalents and restricted cash	$(1,852)	$(2,654)
Operating activities
During the three months ended March 31, 2024, net cash used in operating activities was $15.5 million, a decrease of $1.2 million compared to the prior-year period. The lower use of net cash was primarily a result of the timing of payments to vendors, and increased receipts of our accounts receivable due to increased sales. The lower usage of cash related to these activities was partially offset by higher usage of cash to settle accrued expenses and other current liabilities, mainly as a result of higher annual bonus program payments made during the three months ended March 31, 2024. During the three months ended March 31, 2023, these payments were limited due to annual bonuses being temporarily replaced by a retention bonus program for non-executive employees in that period. The temporary retention bonus program was put into place in connection with our 2022 Restructuring and concluded in the third quarter of 2023.
During the three months ended March 31, 2024, net cash provided by investing activities was $13.5 million, compared to $13.9 million during the three months ended March 31, 2023. The change was largely attributable to a lower level of investment maturities, partially offset by fewer investment purchases.
Financing activities
During the three months ended March 31, 2024, net cash provided by financing activities was $0.2 million, compared to $0.1 million for the three months ended March 31, 2023, which was primarily related to a slight increase in proceeds from sales of our stock under our employee stock purchase plan.
Nasdaq notice of failure to satisfy a continued listing rule
On February 2, 2024, we received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") notifying us that the bid price for our Class A common stock, par value $0.01 per share, had closed below $1.00 per share for the preceding thirty consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The notification has no immediate effect on the listing of our common stock on Nasdaq. We have a period of 180 calendar days to regain compliance with the Bid Price Requirement, which will expire on July 31, 2024. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.
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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K, other than as disclosed in Note 2 — Summary of Significant Accounting Policies — to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and inflationary pressure. There has been no material change in our exposure to market risks from that discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors.

Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline and stockholders could lose all or part of their investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” on page 3. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the three months ended March 31, 2024, we incurred net losses of $13.3 million. As of March 31, 2024, we had an accumulated deficit of $441.7 million. We expect that our operating expenses will continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. We may never be able to generate sufficient revenue to achieve or sustain profitability and our recent and historical growth should not be considered indicative of our future performance.
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
•seasonality in our business due to our customers’ budgetary cycles and time off during summer vacation and end-of-year periods;
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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. Investors are urged to exercise caution when using our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our business strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
We expect to spend significant amounts to expand our existing operations, to continue to improve our Growth Direct platform and to develop new products. Based upon our current operating plan, we believe our existing cash, cash equivalents, and investments as of March 31, 2024 of $79.5 million, and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cashflow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
•our rate of progress in and costs of launching and commercializing new products, and the cost of the sales and marketing activities associated with, establishing and expanding adoption of our Growth Direct system;
•our rate of progress in, and cost of research and development activities associated with, products in research and development;

•the effect of competing technological and market developments;
•any expenses we may incur in connection with undertaking efforts to improve our environment, social and governance metrics as requested by our customers, investors and other stakeholders;
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
Our future profitability will depend on our ability to successfully execute and maintain a sustainable business model and generate continuous streams of revenue. Our business model is premised on our position as a leader in automated MQC testing and the competitive advantages that such position creates. Our Growth Direct platform, among other things, is designed to reduce the amount of time for MQC testing and the opportunity for human error in what we believe is a more cost-effective manner than traditional MQC testing. However, if competitors develop and commercialize an automated MQC testing platform and are able to obtain traction with customers, we may not be able to maintain our lead position and execute our business strategy. If we are unable to expand or continue to expand our customers in growing areas of drug manufacturing, such as biologics and cell and gene therapies, continue to grow market adoption of our Growth Direct platform, and maintain our position as the industry leader in automated MQC testing, our business, prospects, financial condition and results of operation could be adversely affected.
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
As the number of customers using the Growth Direct platform grows and our volume of installed systems increases, we will need to continue to increase our capacity for customer service and support, including maintenance services of our systems, and expand our manufacturing capabilities. As a result, we will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our personnel levels to meet increased demand. Additionally, we maintain certain levels of inventory to support future manufacturing efforts. If our inventory should exceed our customer demand, then it may not be sold at a pace that keeps up with the development of our technology and may therefore become obsolete or no longer competitive in the marketplace. We may be unable to sell such excess inventory, which could adversely impact our working capital and result in our expenditure of resources to accumulate inventory that we are unable to sell. There is no assurance that any of these measures taken with respect to scale, expansion of personnel, equipment, manufacturing or services will be successfully implemented, or that we will have adequate space, including in our manufacturing facility, to accommodate such required expansion.
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
Competition for employees capable of selling expensive instruments into the pharmaceutical industry is intense. There are significant expenses and risks involved with having our own sales and marketing team, including our ability to hire, train, retain, and appropriately incentivize a sufficient number of qualified individuals, generate sufficient sales leads and provide our sales and marketing team with adequate access to customers who may want to purchase our products, effectively manage a geographically dispersed sales and marketing team, and other unforeseen costs and expenses. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected.
We may engage distributors or other strategic partners for the sale of our products, including in jurisdictions outside of the U.S. There can be no assurance that we can identify and enter into arrangements with distributors or other strategic partners on terms that are favorable to us or at all. In some cases, we would exert limited control over these distributors, and if their sales and marketing efforts for our products are not successful, our business would be materially and adversely affected. We may not be successful in locating, qualifying and engaging distributors with industry experience and knowledge, including that of jurisdictions outside of the U.S.. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate federal, state, local or foreign laws or our internal policies. Furthermore, with respect to distributors in non-U.S. jurisdictions, sales practices utilized by any such distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk.
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
•better system reliability, robustness and features;
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
In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Certain of our competitors may be able to secure key inputs from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development than we can. Further, competition in the automated MQC testing market, while currently limited, is growing and may continue to increase in future, and we may not be able to maintain our leading position in the industry as a result. If we are unable to compete successfully, we may be unable to increase market adoption and sales of our platform, which could prevent us from increasing our revenue or achieving profitability.
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
Our success depends on, among other things, the market’s confidence that the Growth Direct platform is capable of substantially enhancing quality control in the conduct of manufacturing activities as compared to the traditional method of MQC testing or that of competitive products, and will enable more efficient or improved drug manufacturing. Pharmaceutical companies and contract development and manufacturing organizations, or CDMOs, are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful improvements in MQC testing with results at least as good as the results generated using the traditional method of MQC testing, or new methods of automated MQC testing being developed and sold by emerging competitors. There can be no guarantee that our platform will meet the expectations or needs of these companies or CDMOs.
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
Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. Moreover, despite network security and back-up measures, our servers remain potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation.
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
To fund any such acquisitions or joint ventures, we may choose from a number of financing alternatives that may be accompanied by drawbacks. For example, if we incur debt, we may be required to abide by restrictive covenants or grant security interests in our assets to secure such debt. If we issue equity as consideration, such issuances would dilute the ownership of our stockholders or, in the case of preferred equity, may impose preferential terms that are senior to those of our common stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our Class A common stock is low or volatile, we may not be able to acquire companies or fund a joint venture project using our stock as consideration.
Repair or replacement costs due to warranties we provide on our Growth Direct systems could have a material adverse effect on our business, financial condition and results of operations.
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of March 31, 2024, we had an amount reserved for warranty costs of $0.7 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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

Increased inflation may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in spending by our customers or they have a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
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
We currently conduct our primary development and manufacturing at our facility located in Lowell, Massachusetts. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters, the severity and frequency of which may be amplified by global climate change, or other circumstances beyond our control, including fire, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop products. The inability to manufacture our systems and consumables could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time and may result in the loss of customers or harm to our reputation. Disruptions in our manufacturing operations could also adversely affect our efforts to improve the gross margins of our products. Furthermore, our facility and the equipment we use to perform our manufacturing and development could be unavailable or costly and time consuming to repair or replace. It would be difficult, time consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in manufacturing and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party. To mitigate certain of these risks associated with the manufacture of our consumables, we have constructed a back-up consumable manufacturing facility in Lexington, Massachusetts. While we believe that we could, if necessary, transfer our manufacturing capabilities to our back-up facility, there can be no assurance that we would achieve such transfer in a timely manner or at all and mitigate disruption to our overall business.
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
We may in the future in-license intellectual property related to our product offerings. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our Growth Direct platform and to develop new technologies may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to develop and commercialize products and technology covered by these license agreements.
In the future, we may need to obtain licenses from third parties to advance our research, development and commercialization activities. These intellectual property license agreements may impose various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations on us. Our rights to use the technology we may license may be subject to the continuation of and compliance with the terms of these agreements. Licenses can be terminated and their terms may be materially modified in ways that are significantly adverse to our business interest for any number of reasons. For example, we may fail to comply with our obligations under these agreements, we may use the licensed intellectual property in an unauthorized manner or we may become subject to bankruptcy-related proceedings. Similarly, disputes may arise with respect to our licensing agreements and/or our licensors might conclude that we have materially breached our obligations under our license agreements. If any such in-license agreement is terminated, or if licensed intellectual property fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop products similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to the licensor, or we may be required to cease our development and commercialization activities that are deemed infringing, and in such event we may ultimately need to modify our activities or products to design around such infringement, which will consume time and resources and may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our Class A common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on Nasdaq markets, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. We have previously received notifications from Nasdaq that we were not in compliance with its minimum bid price requirements. Most recently, on February 2, 2024, we received a letter from Nasdaq notifying us that the closing bid price of our Class A common stock was below $1.00 per share for the preceding 30 consecutive trading days. The notification has no immediate effect on the listing of the our common stock on Nasdaq. We have a period of 180 calendar days to regain compliance with the bid price requirement, which will expire on July 31, 2024. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.
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
It is possible that an active or liquid market for our Class A common stock may not be sustainable. In the absence of an active trading market for our Class A common stock, it may be difficult for stockholders to sell our shares without depressing the market price for the shares, or at all. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our Class A common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of Class A common stock as consideration.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.
Based on the number of shares of Class A common stock outstanding as of March 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
Additionally, even if we conclude our internal control over financing reporting is effective for a given period, we may in the future identify one or more material weaknesses, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting following the date we are no longer an emerging growth company and do not qualify as a non-accelerated filer. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may in the future conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
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
General risk factors

There is increasing attention to environmental, social and governance matters that may impact our business.
There is an increasing focus by U.S. and international regulators, customers, and other stakeholders on environmental, social and governance (ESG) matters in our industry. Complying with new laws or regulations concerning climate related matters or other ESG matters will result in increased compliance costs and create additional non-compliance risks. Failure to adequately meet our customer’s expectations or comply with any such laws or regulations may result in loss of business and an adverse impact on our business, financial condition, and results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement, or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter ended March 31, 2024.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of shares of restricted stock and time-vesting or performance-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable shares of restricted stock and time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
10.1†
Second Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)

10.2†
First Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 3, 2024

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)