Form 10-Q
period 2024-06-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2024-08-02
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 001-40592
________________________________________
Rapid Micro Biosystems, Inc.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	20-8121647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
25 Hartwell Avenue Lexington, MA (Address of Principal Executive Offices)	02421 (Zip Code)
(978) 349-3200
(Registrant’s telephone number, including area code)
________________________________________
1001 Pawtucket Boulevard West, Suite 280, Lowell, MA 01854
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 37,604,622 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of July 31, 2024, there were 5,309,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our future results of operations and financial position, including our expectations regarding revenue, gross margin, operating expenses and our ability to achieve positive cash flow;
•the anticipated impact of our operational efficiency program, our efforts to reduce our use of cash for operating and investing activities and the assumptions underlying our expectation for achieving positive cash flow by the end of 2027;
•our expectations and assumptions related to our future funding requirements and available capital resources, which may be impacted by market uptake of our Growth Direct platform and systems, our management of inventory and supply chain, our capital expenditures, our research and development activities and our sales, marketing, manufacturing and distribution activities;
•our ability to maintain and expand our customer base for our Growth Direct platform and systems, including expectations for customer adoption of new applications for our Growth Direct system;
•the effectiveness of enhancements to our sales force and our sales processes;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our research and development activities and prospective new features, products and product approvals;
•our ability to anticipate market needs and successfully develop and launch new and enhanced solutions to meet those needs, including prospective products;
•our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•our expectations regarding the potential impact of inflation and fluctuations in interest rates on our business and operating costs;
•our transition to the Nasdaq Capital Market and our ability to regain and remain in compliance with the listing requirements;
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties as part of your evaluation of an investment in our Class A common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
•We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve and maintain positive cash flow and profitability;
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
•Our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control ("MQC") testing;
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
•Our customers use our Growth Direct platform as part of their quality control workflow, which is subject to regulation by the U.S. Food and Drug Administration ("FDA") and other comparable regulatory authorities;
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
•Our operational efficiency program, including a reduction in workforce, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,121	$24,285
Short-term investments	32,269	67,768
Accounts receivable	5,011	5,532
Inventory	21,429	19,961
Prepaid expenses and other current assets	2,367	2,869
Total current assets	98,197	120,415
Property and equipment, net	12,273	12,832
Right-of-use assets, net	5,733	6,240
Long-term investments	—	2,911
Other long-term assets	598	770
Restricted cash	284	284
Total assets	$117,085	$143,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,180	$1,973
Accrued expenses and other current liabilities	7,819	9,907
Deferred revenue	5,427	5,974
Lease liabilities, short-term	1,173	1,132
Total current liabilities	16,599	18,986
Lease liabilities, long-term	5,616	6,214
Other long-term liabilities	281	263
Total liabilities	22,496	25,463
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at June 30, 2024 and December 31, 2023; 37,596,927 shares and 37,099,909 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	376	371
Class B common stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 5,309,529 shares issued and outstanding at June 30, 2024 and December 31, 2023	53	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	548,470	546,051
Accumulated deficit	(454,285)	(428,385)
Accumulated other comprehensive loss	(25)	(101)
Total stockholders’ equity	94,589	117,989
Total liabilities and stockholders’ equity	$117,085	$143,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$4,537	$3,169	$8,250	$6,493
Service revenue	2,081	1,833	3,979	3,544
Total revenue	6,618	5,002	12,229	10,037
Costs and operating expenses:
Cost of product revenue	4,917	4,689	10,090	9,670
Cost of service revenue	1,890	2,205	3,851	4,049
Research and development	3,744	3,233	7,586	6,386
Sales and marketing	3,627	3,201	6,908	6,663
General and administrative	5,818	6,728	11,445	13,195
Total costs and operating expenses	19,996	20,056	39,880	39,963
Loss from operations	(13,378)	(15,054)	(27,651)	(29,926)
Other income (expense):
Interest income, net	838	1,073	1,821	2,076
Other expense, net	(23)	(29)	(52)	(40)
Total other income, net	815	1,044	1,769	2,036
Loss before income taxes	(12,563)	(14,010)	(25,882)	(27,890)
Income tax expense	15	6	18	13
Net loss	$(12,578)	$(14,016)	(25,900)	(27,903)
Net loss per share — basic and diluted	$(0.29)	$(0.33)	$(0.60)	$(0.65)
Weighted average common shares outstanding — basic and diluted	43,616,501	43,059,937	43,431,170	42,936,941
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,578)	$(14,016)	$(25,900)	$(27,903)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	53	(33)	76	414
Comprehensive loss	$(12,525)	$(14,049)	$(25,824)	$(27,489)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock under ESPP	198,299	2	—	—	166	—	—	168
Vesting of restricted stock units	185,331	2	—	—	(2)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	20	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Net loss	—	—	—	—	—	(13,322)	—	(13,322)
Other comprehensive income	—	—	—	—	—	—	23	23
Balances at March 31, 2024	37,483,559	$375	5,309,529	$53	$547,300	$(441,707)	$(78)	$105,943
Vesting of restricted stock units	113,074	1	—	—	(1)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	294	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,171	—	—	1,171
Net loss	—	—	—	—	—	(12,578)	—	(12,578)
Other comprehensive income	—	—	—	—	—	—	53	53
Balances at June 30, 2024	37,596,927	$376	5,309,529	$53	$548,470	$(454,285)	$(25)	$94,589
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

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,900)	$(27,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,634	1,530
Stock-based compensation expense	2,256	2,477
Provision for excess and obsolete inventory	95	34
Noncash lease expense	609	594
Accretion on investments	(890)	(1,206)
Other	18	17
Changes in operating assets and liabilities:
Accounts receivable	521	1,913
Inventory	(1,564)	213
Prepaid expenses and other current assets	502	1,095
Other long-term assets	1	(9)
Accounts payable	207	(4,064)
Accrued expenses and other current liabilities	(2,586)	(426)
Deferred revenue	(547)	(141)
Net cash used in operating activities	(25,644)	(25,876)

Cash flows from investing activities:
Purchases of property and equipment	(1,044)	(974)
Purchases of investments	(4,368)	(26,647)
Maturity of investments	43,744	55,000
Net cash provided by investing activities	38,332	27,379
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	—	7
Proceeds from issuance of Class A common stock - employee stock purchase plan	168	124
Payments on finance lease obligations	(20)	(18)
Net cash provided by financing activities	148	113
Net increase in cash, cash equivalents and restricted cash	12,836	1,616
Cash, cash equivalents and restricted cash at beginning of period	24,569	27,348
Cash, cash equivalents and restricted cash at end of period	$37,405	$28,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$17	$19

Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$277	$230
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Notes to condensed consolidated financial statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business and basis of presentation
Rapid Micro Biosystems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 29, 2006. The Company develops, manufactures, markets and sells Growth Direct systems (“Systems”) proprietary consumables, laboratory information management system (“LIMS”) connection software, and services to address rapid microbial analysis used for quality control in the manufacture of pharmaceuticals, medical devices and personal care products. The Company’s technology uses a highly sensitive camera and the natural auto fluorescence of living cells to identify and quantify microbial growth faster and more accurately than the traditional method, which relies on the human eye. The Company currently sells to customers in North America, Europe and the Asia-Pacific region. The Company was formerly headquartered in Lowell, Massachusetts, and during the three months ended June 30, 2024, officially relocated its headquarters to its existing Lexington, Massachusetts facility.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
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
There have been no significant changes to the Company's significant accounting policies during both the three and six months ended June 30, 2024, as compared to those disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2023 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Risk of concentrations of credit, significant customers and significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents and investments with financial institutions that management believes to be of high credit quality, and does not believe that it is subject to unusual credit risk beyond the credit risk associated with commercial banking relationships.
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	17.8%	20.6%	18.5%	20.4%
Customer B	*	11.3%	*	*
Customer C	*	*	*	13.9%
	17.8%	31.9%	18.5%	34.3%
The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	June 30,	December 31,
	2024	2023
Customer A	23.4%	10.7%
Customer B	12.5%	16.4%
Customer C	12.1%	*
Customer D	11.1%	*
Customer E	*	21.4%
Customer F	*	12.4%
	59.1%	60.9%
____________________________
*less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the three and six months ended June 30, 2024 or 2023.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At both June 30, 2024 and December 31, 2023, the Company held cash of $0.1 million in banks located outside of the United States.

Restricted cash
As of both June 30, 2024 and December 31, 2023, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of June 30, 2024 and December 31, 2023, the allowance for doubtful accounts for expected credit losses was zero.
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.4 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at both June 30, 2024 and December 31, 2023, net of accumulated amortization of $0.9 million and $0.7 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three and six months ended June 30, 2024 and 2023, there was $0.1 million and $0.2 million, respectively, of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$689	$526	$689	$872
Warranty provisions	—	—	—	—
Warranty repairs	(169)	—	(169)	(346)
Balance, end of period	$520	$526	$520	$526
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets as of both June 30, 2024 and December 31, 2023, included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of June 30, 2024 or December 31, 2023. Deferred revenue was $5.4 million and $6.0 million at June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended June 30, 2024 and 2023 that was included in deferred revenue at the prior period-end was $1.4 million and $1.0 million, respectively. Revenue recognized during the six months ended June 30, 2024 and 2023 that was included in deferred revenue at the prior period-end was $2.8 million and $2.1 million, respectively.

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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product and service revenue — recurring	$3,844	$3,592	$7,588	$6,845
Product and service revenue — non-recurring	2,774	1,410	4,641	3,192
Total revenue	$6,618	$5,002	$12,229	$10,037
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$2,661	$2,620	$4,810	$4,322
Switzerland	1,604	960	2,575	1,933
Germany	970	501	1,434	914
Japan	372	68	1,172	1,454
All other countries	1,011	853	2,238	1,414
Total revenue	$6,618	$5,002	$12,229	$10,037
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three months ended June 30, 2024 and 2023, and were $0.1 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.
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

	Fair value measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32,426	$—	$—	$32,426
Short-term investments	31,772	497	—	32,269
	$64,198	$497	$—	$64,695

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,306	$—	$—	$20,306
Short-term investments	62,625	5,143	—	67,768
Long-term investments	2,911	—	—	2,911
	$85,842	$5,143	$—	$90,985
During the three and six months ended June 30, 2024 and 2023, there were no transfers in or out of Level 3.
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

4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$497	$—	$—	$497
U.S. Government Treasury Bills	5,955	—	(3)	5,952
U.S. Government Treasury Notes	25,841	—	(21)	25,820
	$32,293	$—	$(24)	$32,269

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$5,164	$—	$(21)	$5,143
U.S. Government Treasury Bills	16,184	9	—	16,193
U.S. Government Treasury Notes	46,536	42	(146)	46,432
	$67,884	$51	$(167)	$67,768
Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	2,896	15	—	2,911
	$2,896	$15	$—	$2,911
5. Inventory
Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$12,234	$12,873
Work in process	197	150
Finished goods	8,998	6,938
Total	$21,429	$19,961
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.7 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$335	$1,282
Contract asset	94	51
Deposits	733	667
Other receivables	157	137
Prepaid financing fees	290	292
Other	758	440
	$2,367	$2,869
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Manufacturing and laboratory equipment	$14,236	$13,750
Computer hardware and software	2,130	1,960
Office furniture and fixtures	622	589
Leasehold improvements	8,995	8,551
Construction-in-process	2,035	2,292
	28,018	27,142
Less: Accumulated depreciation	(15,745)	(14,310)
	$12,273	$12,832

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended June 30, 2024 and 2023, and was $1.4 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee compensation and benefits expense	$3,199	$4,808
Accrued vendor expenses	3,862	4,017
Accrued warranty expense	520	689
Accrued taxes	237	252
Other	1	141
	$7,819	$9,907
9. Common stock and common stock warrants
As of both June 30, 2024 and December 31, 2023, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of June 30, 2024, no cash dividends had been declared or paid.
As of June 30, 2024, the Company had reserved 24,033,978 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.
As of both June 30, 2024 and December 31, 2023, outstanding warrants to purchase common stock consisted of the following:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
			1,022,303
____________________________
*In connection with the Company's initial public offering ("IPO"), preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants, with original issue dates between 2017-2020.
10. Stock-based compensation
2010 Stock Option and Grant Plan
The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.
Following the effectiveness of the Company's IPO in July 2021, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that were issued under the 2010 Plan and are forfeited or canceled will be available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of June 30, 2024, there were 4,072,967 shares available for issuance under the 2021 Plan.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	5.2%	3.5%	4.3%	3.9%
Expected term (in years)	5.5	6.0	5.9	6.0
Expected volatility	50.9%	46.0%	49.8%	47.1%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	6,530,511	$2.59	7.12	$—
Granted	952,470	0.93
Exercised	(314)	0.75
Expired	(177,280)	6.63
Forfeited	(92,756)	1.22
Outstanding as of June 30, 2024	7,212,631	$2.29	7.07	$—
Options vested and expected to vest as of June 30, 2024	7,212,631	$2.29	7.07	$—
Options exercisable as of June 30, 2024	4,507,009	$2.55	6.07	$—
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during each of the six months ended June 30, 2024 and 2023 was less than $0.1 million.
The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2024 and 2023 was $0.43 and $0.54, respectively, and during the six months ended June 30, 2024 and 2023 was $0.48 and $0.59, respectively.
Restricted stock units
Restricted stock unit grants to employees typically have a three-year service-based vesting term in which vesting occurs annually on the anniversary of the grant date. During the six months ended June 30, 2024, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2023:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2023	1,681,760	$2.28
Granted	1,112,765	$0.94
Vested	(434,350)	$3.17
Forfeited	(96,868)	$1.56
Unvested as of June 30, 2024	2,263,307	$1.48
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended June 30, 2024 and 2023 was $0.93 and $1.22, respectively, and during the six months ended June 30, 2024 and 2023 was $0.94 and $1.23, respectively.

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
During the six months ended June 30, 2024, there were 198,299 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, 1,045,858 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the six months ended June 30, 2024 and 2023 (there were no new offering periods during the three months ended June 30, 2024 or 2023):

	Six Months Ended June 30,
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

As of June 30, 2024, no shares were available for future issuance under the Inducement Plan.
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$148	$156	$295	$343
Research and development	142	127	272	264
Sales and marketing	123	100	227	266
General and administrative	758	851	1,462	1,604
Total stock-based compensation expense	$1,171	$1,234	$2,256	$2,477
As of June 30, 2024, total unrecognized compensation expense related to unvested stock options held by employees and directors was $3.2 million, which is expected to be recognized over a weighted average period of 1.6 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $2.5 million, which is expected to be recognized over a weighted average period of 1.9 years.
11. Income taxes
During both the three and six months ended June 30, 2024 and 2023, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.

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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both June 30, 2024 and December 31, 2023 the Company recorded a full valuation allowance against its net deferred tax assets.
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
12. Net loss per share
As of June 30, 2024, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the shares have any prior or senior rights to dividends to other shares.
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(12,578)	$(14,016)	$(25,900)	$(27,903)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	38,306,972	37,584,268	38,121,641	37,422,632
Weighted average Class B common shares outstanding—basic and diluted	5,309,529	5,475,669	5,309,529	5,514,309
Total shares for EPS—basic and diluted	43,616,501	43,059,937	43,431,170	42,936,941
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.29)	$(0.33)	$(0.60)	$(0.65)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.29)	$(0.33)	$(0.60)	$(0.65)
The Company’s potentially dilutive securities, which include stock options, restricted stock units, and common stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Options to purchase common stock	7,212,631	6,794,252
Unvested restricted common stock	2,263,307	1,765,693
Warrants to purchase common stock	286,324	286,324
Options to purchase common stock under ESPP	36,788	45,046
	9,799,050	8,891,315
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
The Company made an accounting policy election not to recognize right-of-use ("ROU") assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. Lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes to an index and any other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

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

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$663	$632
Operating cash outflows - payments on financing leases	$17	$19
Financing cash outflows - payments on financing leases	$20	$18
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$5,490	$5,972

Operating lease liabilities, short-term	$1,128	$1,090
Operating lease liabilities, long-term	5,377	5,952
Total operating lease liabilities	$6,505	$7,042

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(142)	(118)
Net property, plant and equipment	$244	$268

Lease liabilities, short-term	$44	$42
Lease liabilities, long-term	240	262
Total financing lease liabilities	$284	$304

Weighted-average remaining lease term - operating leases (in years):	5.04	5.54
Weighted-average remaining lease term - financing leases (in years):	5.00	5.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$305	$297	609	594
Financing lease cost - amortization of right-of-use asset	12	12	24	24
Financing lease cost - interest on lease liability	9	10	17	19
Variable lease cost	237	180	441	350
Total lease cost	$563	$499	1,091	987
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended June 30, 2024 and 2023, and was $1.1 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three and six months ended June 30, 2024 and 2023.

Maturities of the Company’s operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating Lease Maturities
2024 (excluding the six months ended June 30)	$671
2025	1,368
2026	1,401
2027	1,435
2028	1,469
Thereafter	805
Total lease payments	$7,149
Less imputed interest	(644)
Total present value of lease liabilities	$6,505
Maturities of the Company’s financing lease liability as of June 30, 2024 were as follows (in thousands):

Financing Lease Maturities
2024 (excluding the six months ended June 30)	$38
2025	75
2026	75
2027	75
2028	75
Thereafter	38
Total lease payments	$376
Less imputed interest	(92)
Total present value of lease liabilities	$284
14. Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.
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

15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million to the plan during each of the three months ended June 30, 2024 and 2023, and made contributions of $0.5 million and $0.4 million to the plan during the six months ended June 30, 2024 and 2023, respectively.
16. Subsequent events
In July 2024, the Company completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, the Company is implementing certain cost actions including a reduction in the Company’s current workforce, the closure of open and planned positions, and reductions in other non-headcount-related expenses across the business. The Company expects to record a related charge of approximately $0.7 million in the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2023, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 1, 2024 (the “2023 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control ("MQC") detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics, cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system ("LIMS") connection software (which the majority of our customers purchase) and other software, proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.
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
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we are implementing certain cost actions including a reduction in our current workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). These actions are expected to result in approximately $7 million in annual cash savings and enable us to achieve positive cash flow by the end of 2027 without additional financing. We plan to continue to invest in key initiatives that are expected to drive future revenue growth and gross margin improvement, including product development and cost reduction programs. We expect to record a charge of approximately $0.7 million in the third quarter of 2024 related to the Operational Efficiency Program.
Since our inception, we have incurred net losses in each year. We generated revenue of $6.6 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively, and incurred net losses of $12.6 million and $14.0 million for those same periods, respectively. As of June 30, 2024, we had an accumulated deficit of $454.3 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
While we are implementing our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to attain positive cash flow are based on our expectations and underlying assumptions of business performance that are generally consistent with our historical performance, including with respect to revenue growth and gross margin improvement, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. While we seek to achieve and sustain positive cash flow, if we are unable to generate revenue, improve our gross margins, and/or control our operating costs sufficiently, we may need to raise additional funding, which we would expect to secure through a combination of equity offerings and debt financings. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue our expansion plans including the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.
We believe that our cash and cash equivalents and investments as of June 30, 2024 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Factors affecting our performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the section titled “Risk Factors” to this Quarterly Report on Form 10-Q.
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of June 30, 2024, approximately 44% of our customers have purchased Growth Direct systems for multiple sites, and approximately 58% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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
The Growth Direct Rapid Sterility application is now available for commercial sale. In the second quarter of 2024, we placed our first Rapid Sterility system with one of our existing customers. We plan to continue efforts to scale our manufacturing capabilities for Rapid Sterility in the second half of 2024.
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

At the same time, we also expect future revenues from both products and services to grow at rates significantly higher than the related costs to provide and support those products and services. As a result, we also expect increasing revenues from both products and services to contribute significantly to future gross margin expansion. We have experienced positive trends in gross margin, improving from (38)% for the three months ended June 30, 2023 to (3)% for the three months ended June 30, 2024, and from (37)% for the six months ended June 30, 2023 to (14)% for the six months ended June 30, 2024.
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

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	5	2	3	150.0%
Cumulative systems placed	149	130	19	14.6%
Systems validated:
Systems validated in period	5	3	2	66.7%
Cumulative systems validated	129	108	21	19.4%
Product and service revenue — total	$6,618	$5,002	$1,616	32.3%
Product and service revenue — recurring	$3,844	$3,592	$252	7.0%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	8	5	3	60.0%
Cumulative systems placed	149	130	19	14.6%
Systems validated:
Systems validated in period	8	5	3	60.0%
Cumulative systems validated	129	108	21	19.4%
Product and service revenue — total	$12,229	$10,037	$2,192	21.8%
Product and service revenue — recurring	$7,588	$6,845	$743	10.9%
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

In July 2024, we placed our 150th Growth Direct system with an existing global biopharma customer, which we believe represents a significant milestone demonstrating the strong continued interest in and adoption of our technology by customers.
Validated systems
We regularly review the number of Growth Direct systems validated and cumulative Growth Direct systems validated in each period as indicators of our business performance. Management focuses on validated Growth Direct systems as a leading indicator of likely future recurring revenue as well as a reflection of our success supporting our customers in validating placed systems. We expect our validated Growth Direct systems to continue to grow over time as we increase our base of cumulative systems placed and then install and validate those systems. After a Growth Direct system is placed with a customer and installed, we work with the customer to validate the system, which typically has taken anywhere from three to nine months. Once a validation has been completed, we generally expect our customers to transition from their legacy manual method to our automated method and begin regular utilization of consumables over a period of up to three months after the validation is completed. However, the timeline for such transition may be longer depending on the specific circumstances of each individual customer. In addition, in exceptional cases, we have reacquired Growth Direct systems from customers that were previously placed and, in some cases, previously validated. Our metrics showing cumulative systems placed and cumulative systems validated are not reduced to reflect these reacquired systems.
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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 58.1% and 71.8% of our total revenue for the three months ended June 30, 2024 and 2023, respectively. Recurring revenue was 62.0% and 68.2% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
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

	Three Months Ended June 30, 2024	Percentage of Total Revenue	Three Months Ended June 30, 2023	Percentage of Total Revenue
	(in thousands)		(in thousands)
Product revenue	$4,537	68.6%	$3,169	63.4%
Service revenue	2,081	31.4%	1,833	36.6%
Total revenue	$6,618	100.0%	$5,002	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of June 30, 2024, we had placed 149

Growth Direct systems with over 40 customers globally, including 70% of the top twenty pharmaceutical companies as measured by revenue and the manufacturers of 20% of globally approved cell and gene therapies, including manufacturers of 100% of approved gene-modified autologous CAR-T cell therapies.
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
Consumables
Our consumable revenue is a recurring product revenue stream comprised of two proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring consumable, and a Water/Bioburden consumable. Both proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection and prevent counterfeiting.
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
As part of our Operational Efficiency Program, we are reducing employee-related expenses and certain other non-employee related costs. For future periods, we expect our costs of revenue to increase or decrease commensurate with product and service volumes subject to the impact of our ongoing efforts to reduce product costs and increase manufacturing productivity and efficiencies as well as service productivity.
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
Our research and development costs are expensed as incurred. As part of our Operational Efficiency Program, we are reducing research and development employee-related expenses and certain other non-employee-related costs. We believe that our continued investment in research and development is essential to our long-term competitive position. For future periods, we expect our research and development expenses to increase or decrease commensurate with the size, scope and complexity of our research and development activities.
Sales and marketing
Sales and marketing expenses consist primarily of salaries, commissions, benefits and other personnel costs including stock-based compensation expense as well as costs relating to travel, consulting, public relations and allocated information technology and facility-related costs for our employees engaged in sales and marketing activities. As part of the Operational Efficiency Program, we are reducing sales and marketing employee-related expenses associated with reduced headcount. For future periods, we expect sales and marketing expenses to increase or decrease as and when we make investments into our sales and marketing organization, including in the number of sales and marketing personnel and our continued efforts to expand our geographic reach and capabilities, broaden our customer base and introduce new products.

General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our executive, finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance, board of directors' fees and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. As part of our Operational Efficiency Program, we are reducing general and administrative employee-related expenses associated with reduced headcount. For future periods, we expect these expenses to increase or decrease, as applicable, commensurate with the size, scope and complexity of our general and administrative functions.
Other income (expense)
Interest income, net
Interest income, net is comprised primarily of interest income from investments.
Other expense, net
Other expense, net, primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during each of the three and six months ended June 30, 2024 and 2023 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands)
Revenue:
Product revenue	$4,537	$3,169	$1,368	43.2%
Service revenue	2,081	1,833	248	13.5%
Total revenue	6,618	5,002	1,616	32.3%
Costs and operating expenses:
Cost of product revenue	4,917	4,689	228	4.9%
Cost of service revenue	1,890	2,205	(315)	(14.3)%
Research and development	3,744	3,233	511	15.8%
Sales and marketing	3,627	3,201	426	13.3%
General and administrative	5,818	6,728	(910)	(13.5)%
Total costs and operating expenses	19,996	20,056	(60)	(0.3)%
Loss from operations	(13,378)	(15,054)	1,676	(11.1)%
Other income (expense):
Interest income, net	838	1,073	(235)	(21.9)%
Other expense, net	(23)	(29)	6	(20.7)%
Total other income (expense), net	815	1,044	(229)	(21.9)%
Loss before income taxes	(12,563)	(14,010)	1,447	(10.3)%
Income tax expense	15	6	9	150.0%
Net loss	$(12,578)	$(14,016)	$1,438	(10.3)%
Revenue
Product revenue increased by $1.4 million, or 43.2%, with the increase largely attributable to higher system placements as well as higher system-related revenue, primarily from LIMS connection software.
Service revenue increased by $0.2 million, or 13.5%. The increase in service revenue was primarily due to increases in revenue related to validations and installations as well as higher service contract revenue due to an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.2 million, or 4.9%. The increase was driven primarily by costs associated with the higher volume of Growth Direct systems sold but was largely offset by decreased material, labor and overhead costs as a result of the impact of cost reduction activities, improvements in production efficiencies and increased output for both consumables and systems.
Cost of service revenue decreased by $0.3 million, or 14.3%. This decrease was primarily attributable to lower headcount and headcount-related costs, as well as a reduction in bonus expense related to our 2022 retention bonus program implemented in connection with our August 2022 restructuring action, which ended in the third quarter of 2023.

Research and development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$3,744	$3,233	$511	15.8%
Percentage of total revenue	56.6%	64.6%
Research and development expenses increased by $0.5 million, or 15.8%. This increase was primarily due to slightly higher headcount as well as increased engineering and facilities costs related to our innovation center and lab in our existing Lexington, Massachusetts facility. These increases were partially offset by a reduction in bonus expense related to the 2022 retention bonus program which ended in the third quarter of 2023.
Sales and marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$3,627	$3,201	$426	13.3%
Percentage of total revenue	54.8%	64.0%
Sales and marketing expenses increased by $0.4 million, or 13.3%. This increase was primarily the result of employee-related costs driven by the timing of sales and marketing hiring during the second quarter of 2023.
General and administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$5,818	$6,728	$(910)	(13.5)%
Percentage of total revenue	87.9%	134.5%
General and administrative expenses decreased by $0.9 million, or 13.5%. The decrease was largely attributable to a $0.4 million reduction in both headcount-related costs and bonus expense related to the 2022 retention bonus program which ended in the third quarter of 2023. Lower public company operating costs, including third-party legal fees and business insurance premiums, also contributed to the decrease.
Other income (expense)
Interest income
Interest income, which is related to interest earned on our investments, decreased $0.2 million as a result of lower investment balances during the three months ended June 30, 2024.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, were flat for each of the three months ended June 30, 2024 and 2023.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended June 30, 2024 and 2023. The expense is attributable to an income tax provision related to our German subsidiary.

Comparison of the six months ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$8,250	$6,493	$1,757	27.1%
Service revenue	3,979	3,544	435	12.3%
Total revenue	12,229	10,037	2,192	21.8%
Costs and operating expenses:
Cost of product revenue	10,090	9,670	420	4.3%
Cost of service revenue	3,851	4,049	(198)	(4.9)%
Research and development	7,586	6,386	1,200	18.8%
Sales and marketing	6,908	6,663	245	3.7%
General and administrative	11,445	13,195	(1,750)	(13.3)%
Total costs and operating expenses	39,880	39,963	(83)	(0.2)%
Loss from operations	(27,651)	(29,926)	2,275	(7.6)%
Other income (expense):
Interest income, net	1,821	2,076	(255)	(12.3)%
Other (expense) income, net	(52)	(40)	(12)	30.0%
Total other income (expense), net	1,769	2,036	(267)	(13.1)%
Loss before income taxes	(25,882)	(27,890)	2,008	(7.2)%
Income tax expense	18	13	5	38.5%
Net loss	$(25,900)	$(27,903)	$2,003	(7.2)%
Revenue
Product revenue increased by $1.8 million, or 27.1%. The increase was driven primarily by higher volumes of both system placements and consumable shipments as well as higher average selling prices in consumables. Higher system-related revenue, particularly from our LIMS connection software, also contributed to the increase.
Service revenue increased by $0.4 million, or 12.3%. The increase in service revenue was primarily driven by increases in revenue related to validations and installations as well as higher service contract revenue as a result of an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.4 million or 4.3%. The increase in cost of product revenue was driven by higher volume of both Growth Direct systems and consumables sold. The higher sales volume of both product lines resulted in a $0.9 million increase when compared to the prior year period. This increase was partially offset by decreased material, labor and overhead costs as a result of the impact of cost reduction activities, improvements in production efficiencies and increased output for both consumables and systems.
Cost of service revenue decreased by $0.2 million, or 4.9%. This decrease was primarily attributable to lower headcount and headcount-related costs.

Research and development

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$7,586	$6,386	$1,200	18.8%
Percentage of total revenue	62.0%	63.6%
Research and development expenses increased by $1.2 million, or 18.8%. This increase was primarily due to higher spending on new product development activities, including our rapid sterility application, as well as increased headcount-related costs, engineering costs, and facilities costs related to our innovation center and lab in our existing Lexington, Massachusetts facility.
Sales and marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$6,908	$6,663	$245	3.7%
Percentage of total revenue	56.5%	66.4%
Sales and marketing expenses increased by $0.2 million, or 3.7%. This increase was primarily due to an increase in headcount-related costs due to the timing of new hires during the six months ended June 30, 2023 despite headcount being flat between the periods,
General and administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$11,445	$13,195	$(1,750)	(13.3)%
Percentage of total revenue	93.6%	131.5%
General and administrative expenses decreased by $1.8 million, or 13.3%. This decrease was attributable to lower headcount and related costs as well as lower bonus expense related to the 2022 retention bonus program which ended in the third quarter of 2023. Lower public company operating costs, including third-party legal fees and business insurance premiums, also contributed to the decrease.
Other income (expense)
Interest income
Interest income decreased $0.3 million, or 12.3% due to lower investment balances during the six months ended June 30, 2024 as compared to the prior year period.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, were flat for each of the six months ended June 30, 2024 and 2023.

Income tax expense (benefit)
Income tax expense was less than $0.1 million for each of the six months ended June 30, 2024 and 2023. The expense is attributable to an income tax provision related to our German subsidiary.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and proceeds from our IPO.
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we are implementing our Operational Efficiency Program for certain cost actions including a reduction in tour current workforce, the closure of open and planned positions, and reductions in other non-headcount-related expenses across the business. These actions are expected to result in approximately $7 million in annual cash savings and enable us to achieve positive cash flow by the end of 2027 without additional financing.

We plan to continue to invest in key initiatives that are expected to drive future revenue growth and gross margin improvement, including product development and cost reduction programs. We expect to record a charge of approximately $0.7 million in the third quarter of 2024 related to the Operational Efficiency Program.
We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 were issued.
As of June 30, 2024, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

June 30, 2024

Cash and cash equivalents	$37,121
Short-term investments	32,269
Restricted cash	284
Total	$69,674
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.3 million as of June 30, 2024, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $3.8 million as of June 30, 2024, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(25,644)	$(25,876)
Net cash provided by investing activities	38,332	27,379
Net cash provided by financing activities	148	113
Net increase in cash and cash equivalents and restricted cash	$12,836	$1,616
Operating activities
During the six months ended June 30, 2024, net cash used in operating activities was $25.6 million, a decrease of $0.2 million compared to the prior-year period. The lower use of net cash was primarily a result of the timing of payments to vendors. This decrease was offset by increased inventory purchases, decreased receipts of our accounts receivable due to the timing of system placements, and higher usage of cash to settle accrued expenses and other current liabilities mainly as a result of higher annual bonus program payments made during the six months ended June 30, 2024. During the six months ended June 30, 2023, these payments were limited due to annual bonuses being temporarily replaced by a retention bonus program for non-executive employees in that period. The temporary retention bonus program was established in connection with our August 2022 restructuring action and concluded in the third quarter of 2023.
During the six months ended June 30, 2024, net cash provided by investing activities was $38.3 million, compared to $27.4 million during the six months ended June 30, 2023. The change was largely attributable to lower investment maturities partially offset by lower investment purchases.
Financing activities
During the six months ended June 30, 2024, net cash provided by financing activities was flat compared to the six months ended June 30, 2023 at $0.1 million.
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
The initial period during which we were required to regain compliance with the Bid Price Requirement expired on July 31, 2024. Because we did not regain compliance with the requirement during the initial period, we will transfer the listing of our Class A common stock to the Nasdaq Capital Market, effective at the opening of business on August 5, 2024, in order to secure an additional 180 calendar day compliance period ending on January 27, 2025. As a condition of securing such additional compliance period, we informed Nasdaq that we intend to regain compliance with the Bid Price Requirement during the second compliance period, which may include the implementation of a reverse stock split if necessary. We intend to monitor the closing bid price of our Class A common stock and take such reasonable measures to regain compliance with the Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement even during the second compliance period, nor can there be any assurance that we will receive the necessary approvals from our stockholders to effect a reverse stock split. If we do not cure the deficiency during the additional compliance period and regain compliance with the Bid Price Requirement, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. As a result, there can be no assurance that we will be able to continue the listing of our Class A common stock on Nasdaq.

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
Item 4. Controls and Procedures
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our 2023 Form 10-K.
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve and maintain positive cash flow and profitability.
We have incurred significant losses since our inception. For the three months ended June 30, 2024, we incurred a net loss of $12.6 million. As of June 30, 2024, we had an accumulated deficit of $454.3 million. Based on our enterprise-wide review of opportunities to realize operational efficiencies, we are implementing certain cost-savings actions including a reduction in our current workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). However, in future periods, our operating expenses may continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we are implementing our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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
•our implementation of cost reduction efforts, and the resulting costs and savings related to these actions; and
•general market conditions and other factors, including factors, such as inflation, unrelated to our operating performance or the operating performance of our competitors.
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
From time to time, we announce earnings guidance and other expectations regarding the future performance of our business in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, that represents our management’s estimates as of the date of such disclosure. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. It can be expected that some or all of the assumptions underlying any guidance furnished by us will not materialize or will vary significantly from actual results. From time to time, we provide possible outcomes as high and low ranges, but these are not intended to imply that actual results could not fall outside of the suggested ranges.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of such disclosure. Actual results may vary from our guidance and the variations may be material. Investors are urged to exercise caution when using our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our business strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and investments as of June 30, 2024 of approximately $70 million (rounded), and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cashflow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. While we are implementing our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the costs of manufacturing and shipping our products or of providing services to our customers, which may impact our operating gross margins in any given period;
•the cost of maintaining our operations, manufacturing, our product offerings, and our sales and marketing efforts;
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
Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products. For example, we recently made generally available for commercial sale our Rapid Sterility application for use on the Growth Direct system, for which we have expended significant time and resources to develop and placed our first Rapid Sterility system with an existing customer. We continue to scale our manufacturing capabilities for Rapid Sterility in the second half of 2024. In addition, there can be no assurance that we will successfully commercialize this new sterility test, scale our manufacturing capabilities to support customer demand or that this product will achieve broad acceptance by customers. Furthermore, because this is a new application, we may encounter technical or other product challenges as customers adopt and implement Growth Direct Rapid Sterility into their workflows. We may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
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
We may engage distributors or other strategic partners for the sale of our products, including in jurisdictions outside of the U.S. There can be no assurance that we can identify and enter into arrangements with distributors or other strategic partners on terms that are favorable to us or at all. In some cases, we would exert limited control over these distributors, and if their sales and marketing efforts for our products are not successful, our business would be materially and adversely affected. We may not be successful in locating, qualifying and engaging distributors with industry experience and knowledge, including that of jurisdictions outside of the U.S. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate federal, state, local or foreign laws or our internal policies. Furthermore, with respect to distributors in non-U.S. jurisdictions, sales practices utilized by any such distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk.
Any of these issues could impair our ability to successfully place our Growth Direct systems and meet our revenue expectations.
*Our Operational Efficiency Program, including a reduction in workforce, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

We are implementing our Operational Efficiency Program, which includes a reduction in our current workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business. While the goal of our Operational Efficiency Program is to achieve positive cash flow by the end of 2027 without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed.

As a result, we may not realize, in full or in part, the anticipated benefits and cost savings from our Operational Efficiency Program due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from our Operational Efficiency Program, while maintaining our business performance, our operating results and financial condition could be adversely affected. For example, changes in our commercial salesforce may adversely impact our ability to sell our products to customers in any or across geographies. Reduced headcount in our research and development teams may impair our ability and efforts to develop and commercialize new or improved products. Decreased resources within our operations teams may negatively affect our ability to build our products in an efficient manner or at all, and may contribute to unfavorable movement in gross margins. Within our general and administrative teams, reductions may result in degraded support to our other business functions, including in respect of finance, legal and human resources.

If future results of operations lag our expectations, we may undertake additional workforce reductions or restructuring activities. Our Operational Efficiency Program and any additional measures we might take to reduce costs could divert the attention of management, yield attrition beyond our intended reduction in workforce, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain development plans, each of which could have an adverse impact on our business, operating results and financial condition. Our Operational Efficiency Program may also reduce our existing customers’ confidence in us, disrupt our sales initiatives for new system placements, and negatively impact our customer service operations. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
We have devoted significant efforts to streamline our business operations and refocus our personnel strategy, with the goal of achieving resumed growth in our business operations. The volatility in our growth has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. As needed, we expect to selectively increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified engineers, client and account services personnel, sales and marketing staff, software, manufacturing, distribution and quality assurance personnel in order to develop and launch new products, innovate and improve our existing products and successfully commercialize our platform and solutions. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. We may need to issue additional equity securities to attract job candidates or issue additional securities to retain personnel. In making employment decisions, job candidates and existing personnel often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other companies, may make it more difficult to attract, retain, and motivate employees.
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
Our Operational Efficiency Program, which includes a reduction in our workforce and the closure of open and planned positions, is intended to reduce our use of cash for operating activities with the goal of enabling us to achieve positive cash flow without additional financing. This action, and any future related actions or announcements, may make it increasingly difficult for us to hire and retain our executive officers, key employees, consultants and advisors. If we are unable to attract qualified personnel and retain our current employees, our ability to develop and sell our products could be limited and our business and customer relationships could be materially harmed.
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
Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. For example, in July 2024, many industries and businesses were disrupted globally by a software glitch associated with Crowdstrike's cybersecurity software. While we did not experience material downtime in our information technology systems, similar events in the future may disrupt our operations. Moreover, despite network security and back-up measures, our servers remain potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation.
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
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of June 30, 2024, we had an amount reserved for warranty costs of $0.5 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn, geopolitical conflicts and the U.S. presidential election. The global credit and financial markets have experienced severe volatility and disruptions in the past several years. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also result in supply chain disruptions, volatile demand for our products, abrupt changes in our customers’ buying patterns, limitations on our customers’ access to financial resources and ability to satisfy obligations to us, or other adverse impacts to our ability to place our Growth Direct systems. Furthermore, although we do not have any customer or direct supplier relationships in Ukraine, Russia or the Middle East at this time, the ongoing military conflicts in those regions and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union, Russia or other jurisdictions, and other potential uncertainties could adversely affect our business and/or our supply chain, business partners or customers. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, its banking and monetary systems, markets or customers for our products.
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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications may be challenged in opposition, derivation, reexamination, inter partes review, post-grant review, interference, or in court proceedings. See “—We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.” Any successful challenge to our patents could result in the unenforceability or invalidity of such patents, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.
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
*If our Class A common stock is delisted from the Nasdaq Stock Market, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease.
The Nasdaq Stock Market LLC ("Nasdaq"), on which our Class A common stock is currently listed, has minimum requirements that a company must meet in order to remain listed, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock (the "Bid Price Requirement"). We have previously received notifications from Nasdaq that we were not in compliance with the Bid Price Requirement. Most recently, on February 2,

2024, we received a letter from Nasdaq notifying us that the closing bid price of our Class A common stock was below $1.00 per share for the preceding 30 consecutive trading days. To regain compliance, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of ten consecutive business days, though Nasdaq has the discretion to extend the ten business day period to up to 20 consecutive business days.
The initial period during which we were required to regain compliance with the Bid Price Requirement expired on July 31, 2024. Because we did not regain compliance with the requirement during the initial period, we will transfer the listing of our Class A common stock to the Nasdaq Capital Market, effective at the opening of business on August 5, 2024, in order to secure an additional 180 calendar day compliance period ending on January 27, 2025. As a condition of securing such additional compliance period, we informed Nasdaq that we intend to regain compliance with the Bid Price Requirement during the second compliance period, which may include the implementation of a reverse stock split if necessary. We intend to monitor the closing bid price of our Class A common stock and take such reasonable measures to regain compliance with the Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement even during the second compliance period, nor can there be any assurance that we will receive the necessary approvals from our stockholders to effect a reverse stock split. If we do not cure the deficiency during the additional compliance period and regain compliance with the Bid Price Requirement, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. As a result, there can be no assurance that we will be able to continue the listing of our Class A common stock on Nasdaq.
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
Based on the number of shares of Class A common stock outstanding as of June 30, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
There is an increasing focus by U.S. and international regulators, customers, and other stakeholders on environmental, social and governance ("ESG") matters in our industry. Complying with new laws or regulations concerning climate related matters or other ESG matters will result in increased compliance costs and create additional non-compliance risks. Failure to adequately meet our customer’s expectations or comply with any such laws or regulations may result in loss of business and an adverse impact on our business, financial condition, and results of operations.
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
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on May 24, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 2, 2024

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)