Form 10-Q
period 2024-09-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2024-11-07
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on which registered
Class A common stock, $0.01 par value per share	RPID	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, there were 37,724,692 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of November 5, 2024, there were 5,309,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our ability to regain and remain in compliance with the listing requirements of Nasdaq;
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$22,044	$24,285
Short-term investments	38,788	67,768
Accounts receivable	3,740	5,532
Inventory	21,253	19,961
Prepaid expenses and other current assets	2,109	2,869
Total current assets	87,934	120,415
Property and equipment, net	11,563	12,832
Right-of-use assets, net	5,420	6,240
Long-term investments	—	2,911
Other long-term assets	642	770
Restricted cash	284	284
Total assets	$105,843	$143,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,329	$1,973
Accrued expenses and other current liabilities	7,038	9,907
Deferred revenue	5,360	5,974
Lease liabilities, short-term	1,193	1,132
Total current liabilities	15,920	18,986
Lease liabilities, long-term	5,261	6,214
Other long-term liabilities	289	263
Total liabilities	21,470	25,463
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at September 30, 2024 and December 31, 2023; 37,715,205 shares and 37,099,909 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	377	371
Class B common stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; 5,309,529 shares issued and outstanding at September 30, 2024 and December 31, 2023	53	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	549,468	546,051
Accumulated deficit	(465,608)	(428,385)
Accumulated other comprehensive loss	83	(101)
Total stockholders’ equity	84,373	117,989
Total liabilities and stockholders’ equity	$105,843	$143,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$5,255	$4,200	$13,505	$10,693
Service revenue	2,349	1,945	6,328	5,489
Total revenue	7,604	6,145	19,833	16,182
Costs and operating expenses:
Cost of product revenue	5,314	5,691	15,404	15,361
Cost of service revenue	1,668	2,085	5,519	6,134
Research and development	3,609	3,116	11,195	9,502
Sales and marketing	3,376	3,498	10,284	10,161
General and administrative	5,676	6,204	17,121	19,399
Total costs and operating expenses	19,643	20,594	59,523	60,557
Loss from operations	(12,039)	(14,449)	(39,690)	(44,375)
Other income (expense):
Interest income, net	768	1,093	2,589	3,169
Other expense, net	(39)	(26)	(91)	(66)
Total other income, net	729	1,067	2,498	3,103
Loss before income taxes	(11,310)	(13,382)	(37,192)	(41,272)
Income tax expense	13	10	31	23
Net loss	$(11,323)	$(13,392)	(37,223)	(41,295)
Net loss per share — basic and diluted	$(0.26)	$(0.31)	$(0.86)	$(0.96)
Weighted average common shares outstanding — basic and diluted	43,668,656	43,080,095	43,510,911	42,985,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(11,323)	$(13,392)	$(37,223)	$(41,295)
Other comprehensive income (loss):
Unrealized gain on investments, net of tax	108	242	184	656
Comprehensive loss	$(11,215)	$(13,150)	$(37,039)	$(40,639)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock under ESPP	198,299	2	—	—	166	—	—	168
Vesting of restricted stock units	185,331	2	—	—	(2)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	20	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Net loss	—	—	—	—	—	(13,322)	—	(13,322)
Other comprehensive income	—	—	—	—	—	—	23	23
Balances at March 31, 2024	37,483,559	$375	5,309,529	$53	$547,300	$(441,707)	$(78)	$105,943
Vesting of restricted stock units	113,074	1	—	—	(1)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	294	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,171	—	—	1,171
Net loss	—	—	—	—	—	(12,578)	—	(12,578)
Other comprehensive income	—	—	—	—	—	—	53	53
Balances at June 30, 2024	37,596,927	$376	5,309,529	$53	$548,470	$(454,285)	$(25)	$94,589
Issuance of Class A common stock under ESPP	88,918	1	—	—	62	—	—	63
Vesting of restricted stock units	20,104	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	9,256	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	929	—	—	929
Net loss	—	—	—	—	—	(11,323)	—	(11,323)
Other comprehensive income	—	—	—	—	—	—	108	108
Balances at September 30, 2024	37,715,205	$377	5,309,529	$53	$549,468	$(465,608)	$83	$84,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited), continued
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
Issuance of Class A common stock under ESPP	125,536	1	—	—	123	—	—	124
Vesting of restricted stock units	96,303	1	—	—	(1)	—	—	—
Restricted stock award liability accretion	—	—	—	—	341	—	—	341
Issuance of Class A common stock upon exercise of common stock options	7,896	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,243	—	—	1,243
Net loss	—	—	—	—	—	(13,887)	—	(13,887)
Other comprehensive income	—	—	—	—	—	—	447	447
Balances at March 31, 2023	36,768,540	$368	5,553,379	$55	$542,487	$(389,805)	$(662)	$152,443
Vesting of restricted stock units	4,954	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	243,850	2	(243,850)	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,234	—	—	1,234
Net loss	—	—	—	—	—	(14,016)	—	(14,016)
Other comprehensive loss	—	—	—	—	—	—	(33)	(33)
Balances at June 30, 2023	37,017,344	$370	5,309,529	$53	$543,721	$(403,821)	$(695)	$139,628
Issuance of Class A common stock under ESPP	60,501	1	—	—	57	—	—	58
Vesting of restricted stock units	9,253	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	934	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,251	—	—	1,251
Net loss	—	—	—	—	—	(13,392)	—	(13,392)
Other comprehensive loss	—	—	—	—	—	—	242	242
Balances at September 30, 2023	37,088,032	$371	5,309,529	$53	$545,029	$(417,213)	$(453)	$127,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(37,223)	$(41,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,493	2,311
Stock-based compensation expense	3,185	3,728
Provision for excess and obsolete inventory	95	34
Noncash lease expense	862	899
Accretion on investments	(985)	(1,766)
Other	25	26
Changes in operating assets and liabilities:
Accounts receivable	1,792	1,462
Inventory	(1,388)	960
Prepaid expenses and other current assets	759	1,817
Other long-term assets	(150)	5
Accounts payable	357	(2,157)
Accrued expenses and other current liabilities	(3,451)	(1,462)
Deferred revenue	(615)	(146)
Net cash used in operating activities	(34,244)	(35,584)

Cash flows from investing activities:
Purchases of property and equipment	(1,267)	(1,427)
Purchases of investments	(29,496)	(50,928)
Sale of investments	3,957	—
Maturity of investments	58,600	84,500
Net cash provided by investing activities	31,794	32,145
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	7	6
Proceeds from issuance of Class A common stock - employee stock purchase plan	231	182
Payments on finance lease obligations	(29)	(27)
Net cash provided by financing activities	209	161
Net decrease in cash, cash equivalents and restricted cash	(2,241)	(3,278)
Cash, cash equivalents and restricted cash at beginning of period	24,569	27,348
Cash, cash equivalents and restricted cash at end of period	$22,328	$24,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows, continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$27	$29

Supplemental disclosure of non-cash investing activities
Obtaining a right of operating assets in exchange for lease liability	$—	$151
Purchases of property and equipment in accounts payable and accrued expenses	$28	$204
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Notes to condensed consolidated financial statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1. Nature of the business and basis of presentation
Rapid Micro Biosystems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 29, 2006. The Company develops, manufactures, markets and sells Growth Direct systems (“Systems”) proprietary consumables, laboratory information management system (“LIMS”) connection software, and services to address rapid microbial analysis used for quality control in the manufacture of pharmaceuticals, medical devices and personal care products. The Company’s technology uses a highly sensitive camera and the natural auto fluorescence of living cells to identify and quantify microbial growth faster and more accurately than the traditional method, which relies on the human eye. The Company currently sells to customers in North America, Europe and the Asia-Pacific region. The Company is headquartered in Lexington, Massachusetts.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.
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
There have been no significant changes to the Company's significant accounting policies during both the three and nine months ended September 30, 2024, as compared to those disclosed in Note 2 of the audited consolidated financial statements as of December 31, 2023 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	21.0%	*	11.6%	*
Customer B	*	14.7%	14.1%	18.2%
Customer C	*	11.4%	*	*
Customer D	*	10.2%	*	*
	21.0%	36.3%	25.7%	18.2%
The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	September 30,	December 31,
	2024	2023
Customer E	12.8%	21.4%
Customer F	12.5%	*
Customer G	12.3%	*
Customer H	*	16.4%
Customer I	*	12.4%
Customer B	*	10.7%
	37.6%	60.9%
____________________________
*less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the three and nine months ended September 30, 2024 or 2023.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At both September 30, 2024 and December 31, 2023, the Company held cash of $0.1 million in banks located outside of the United States.

Restricted cash
As of both September 30, 2024 and December 31, 2023, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of September 30, 2024 and December 31, 2023, the allowance for doubtful accounts for expected credit losses was zero.
Software Development Costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million and $1.4 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at September 30, 2024 and December 31, 2023, respectively, net of accumulated amortization of $1.0 million and $0.7 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three and nine months ended September 30, 2024 and 2023, there was $0.1 million and $0.3 million, respectively, of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$520	$526	$689	$872
Warranty provisions	—	171	—	171
Warranty repairs	—	—	(169)	(346)
Balance, end of period	$520	$697	$520	$697
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.2 million and $0.1 million in contract assets as of September 30, 2024 and December 31, 2023, respectively, included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of September 30, 2024 or December 31, 2023. Deferred revenue was $5.4 million and $6.0 million at September 30, 2024 and December 31, 2023, respectively. Revenue recognized during each of the three months ended September 30, 2024 and 2023 that was included in deferred revenue at the prior period-end was $1.2 million. Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in deferred revenue at the prior period-end was $3.9 million and $3.3 million, respectively.

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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product and service revenue — recurring	$3,675	$3,410	$11,262	$10,255
Product and service revenue — non-recurring	3,929	2,735	8,571	5,927
Total revenue	$7,604	$6,145	$19,833	$16,182
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$3,423	$2,665	$8,232	$6,987
Switzerland	1,357	1,058	3,932	2,991
Germany	923	478	2,358	1,392
Japan	227	167	1,399	1,621
All other countries	1,674	1,777	3,912	3,191
Total revenue	$7,604	$6,145	$19,833	$16,182
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three months ended September 30, 2024 and 2023, and were $0.2 million during each of the nine months ended September 30, 2024 and 2023.
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

	Fair value measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14,293	$—	$—	$14,293
Short-term investments	38,788	—	—	38,788
	$53,081	$—	$—	$53,081

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,306	$—	$—	$20,306
Short-term investments	62,625	5,143	—	67,768
Long-term investments	2,911	—	—	2,911
	$85,842	$5,143	$—	$90,985
During the three and nine months ended September 30, 2024 and 2023, there were no transfers in or out of Level 3.
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

4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$38,705	$83	$—	$38,788
	$38,705	$83	$—	$38,788

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
Certificates of Deposit	$5,164	$—	$(21)	$5,143
U.S. Government Treasury Bills	16,184	9	—	16,193
U.S. Government Treasury Notes	46,536	42	(146)	46,432
	$67,884	$51	$(167)	$67,768
Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	2,896	15	—	2,911
	$2,896	$15	$—	$2,911

5. Inventory
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$11,544	$12,873
Work in process	277	150
Finished goods	9,432	6,938
Total	$21,253	$19,961
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.6 million as of both September 30, 2024 and December 31, 2023.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$28	$1,282
Contract asset	228	51
Deposits	638	667
Other receivables	174	137
Prepaid financing fees	290	292
Other	751	440
	$2,109	$2,869
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Manufacturing and laboratory equipment	$14,431	$13,750
Computer hardware and software	2,139	1,960
Office furniture and fixtures	623	589
Leasehold improvements	8,998	8,551
Construction-in-process	1,804	2,292
	27,995	27,142
Less: Accumulated depreciation	(16,432)	(14,310)
	$11,563	$12,832

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended September 30, 2024 and 2023, and was $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee compensation and benefits expense	$4,634	$4,808
Accrued vendor expenses	1,641	4,017
Accrued warranty expense	520	689
Accrued taxes	239	252
Other	4	141
	$7,038	$9,907
In July 2024, the Company completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, the Company implemented certain cost actions in the three months ended September 30, 2024, including a reduction in the Company’s workforce, the closure of open and planned positions, and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). The Company recorded a related charge of $0.6 million in costs and operating expenses in the third quarter of 2024. The Company made $0.2 million in payments during the three and nine months ended September 30, 2024 related to the

Operational Efficiency Program. The company had $0.4 million in remaining payments under the Operational Efficiency Program as of September 30, 2024.
9. Common stock and common stock warrants
As of both September 30, 2024 and December 31, 2023, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of September 30, 2024, no cash dividends had been declared or paid.
As of September 30, 2024, the Company had reserved 23,915,460 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.
Outstanding warrants to purchase common stock consisted of the following:

	September 30, 2024
Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	16,954	$293.42
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
			1,022,063

	December 31, 2023
Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
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
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of September 30, 2024, there were 4,551,792 shares available for issuance under the 2021 Plan.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	*	4.2%	4.3%	3.9%
Expected term (in years)	*	6.1	5.9	6.0
Expected volatility	*	47.1%	50.0%	47.1%
Expected dividend yield	*	0%	0%	0%

*- No options granted in the respective period.

Stock options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	6,530,511	$2.59	7.12	$—
Granted	952,470	0.93
Exercised	(9,570)	0.75
Expired	(255,166)	4.96
Forfeited	(357,740)	1.67
Outstanding as of September 30, 2024	6,860,505	$2.32	6.51	$155
Options vested and expected to vest as of September 30, 2024	6,860,505	$2.32	6.51	$155
Options exercisable as of September 30, 2024	4,694,428	$2.59	5.54	$132
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised the nine months ended September 30, 2024 was less than $0.1 million.
The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2023 was $0.49, and during the nine months ended September 30, 2024 and 2023 was $0.48 and $0.59, respectively. No options were granted in the three months ended September 30, 2024.
Restricted stock units
Restricted stock unit grants to employees typically have a three-year service-based vesting term in which vesting occurs annually on the anniversary of the grant date. During the nine months ended September 30, 2024, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2023:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2023	1,681,760	$2.28
Granted	1,157,765	$0.93
Vested	(459,024)	$3.11
Forfeited	(273,253)	$1.61
Unvested as of September 30, 2024	2,107,248	$1.44
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended September 30, 2024 and 2023 was $0.78 and $0.97, respectively, and during the nine months ended September 30, 2024 and 2023 was $0.93 and $1.22, respectively.

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
During the nine months ended September 30, 2024, there were 287,217 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, 956,940 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.6%	5.5%	5.0%	5.3%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	42.6%	47.7%	46.0%	47.8%
Expected dividend yield	0%	0%	0%	0%
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

As of September 30, 2024, no shares were available for future issuance under the Inducement Plan.
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$142	$159	$437	$502
Research and development	123	135	395	398
Sales and marketing	98	119	325	385
General and administrative	566	838	2,028	2,443
Total stock-based compensation expense	$929	$1,251	$3,185	$3,728
As of September 30, 2024, total unrecognized compensation expense related to unvested stock options held by employees and directors was $2.3 million, which is expected to be recognized over a weighted average period of 1.5 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $1.9 million, which is expected to be recognized over a weighted average period of 1.8 years.
11. Income taxes
During both the three and nine months ended September 30, 2024 and 2023, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both September 30, 2024 and December 31, 2023 the Company recorded a full valuation allowance against its net deferred tax assets.
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

12. Net loss per share
As of September 30, 2024, the Company had Class A common stock and Class B common stock. Both share classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(11,323)	$(13,392)	$(37,223)	$(41,295)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	38,359,127	37,770,566	38,201,382	37,539,885
Weighted average Class B common shares outstanding—basic and diluted	5,309,529	5,309,529	5,309,529	5,445,299
Total shares for EPS—basic and diluted	43,668,656	43,080,095	43,510,911	42,985,184
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.26)	$(0.31)	$(0.86)	$(0.96)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.26)	$(0.31)	$(0.86)	$(0.96)
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

	September 30,
	2024	2023
Options to purchase common stock	6,860,505	6,795,549
Unvested restricted common stock	2,107,248	1,782,401
Warrants to purchase common stock	286,084	286,324
Options to purchase common stock under ESPP	29,699	22,051
	9,283,536	8,886,325

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
The Company leases office and manufacturing space under operating lease agreements that have initial terms ranging from approximately 8 to 10 years. The Company leases furniture under a financing lease agreement that has an initial term of approximately 8 years. The furniture financing lease agreement is immaterial to the Company's condensed consolidated financial statements. Some leases include one or more options to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term by up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise the option. Options to terminate a lease are excluded from the lease term when it is reasonably certain that the Company will not exercise the option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$997	$956
Operating cash outflows - payments on financing leases	$27	$29
Financing cash outflows - payments on financing leases	$29	$27
Right-of-use assets obtained in exchange for new lease obligations:
Investing non-cash activities - establishment of right of use operating assets	$—	$151

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating Leases:
Operating lease assets	$5,245	$5,972

Operating lease liabilities, short-term	$1,148	$1,090
Operating lease liabilities, long-term	5,083	5,952
Total operating lease liabilities	$6,231	$7,042

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(211)	(118)
Net property, plant and equipment	$175	$268

Lease liabilities, short-term	$46	$42
Lease liabilities, long-term	177	262
Total financing lease liabilities	$223	$304

Weighted-average remaining lease term - operating leases (in years):	4.79	5.54
Weighted-average remaining lease term - financing leases (in years):	4.75	5.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$305	$314	914	899
Financing lease cost - amortization of right-of-use asset	11	12	36	37
Financing lease cost - interest on lease liability	10	9	27	29
Variable lease cost	234	172	675	522
Total lease cost	$560	$507	1,652	1,487
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended September 30, 2024 and 2023, and was $1.6 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three and nine months ended September 30, 2024 and 2023.

Maturities of the Company’s operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Operating Lease Maturities
2024 (excluding the nine months ended September 30)	$337
2025	1,368
2026	1,401
2027	1,435
2028	1,469
Thereafter	804
Total lease payments	$6,814
Less imputed interest	(583)
Total present value of lease liabilities	$6,231
Maturities of the Company’s financing lease liability as of September 30, 2024 were as follows (in thousands):

Financing Lease Maturities
2024 (excluding the nine months ended September 30)	$18
2025	75
2026	75
2027	75
2028	75
Thereafter	38
Total lease payments	$356
Less imputed interest	(133)
Total present value of lease liabilities	$223
14. Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.
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

15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million to the plan during each of the three months ended September 30, 2024 and 2023, and made contributions of $0.7 million and $0.6 million to the plan during the nine months ended September 30, 2024 and 2023, respectively.

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
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we are implementing certain cost actions including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). These actions are expected to result in approximately $7 million in annual cash savings and enable us to achieve positive cash flow by the end of 2027 without additional financing. We plan to continue to invest in key initiatives that are expected to drive future revenue growth and gross margin improvement, including product development and cost reduction programs. We recorded a charge of $0.6 million in the third quarter of 2024 related to the Operational Efficiency Program.
Since our inception, we have incurred net losses in each year. We generated revenue of $7.6 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively, and incurred net losses of $11.3 million and

$13.4 million for those same periods, respectively. As of September 30, 2024, we had an accumulated deficit of $465.6 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
While we implemented our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to attain positive cash flow are based on our expectations and underlying assumptions of business performance that are generally consistent with our historical performance, including with respect to revenue growth and gross margin improvement, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. While we seek to achieve and sustain positive cash flow, if we are unable to generate revenue, improve our gross margins, and/or control our operating costs sufficiently, we may need to raise additional funding, which we would expect to secure through a combination of equity offerings and debt financings. If we are unable to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue our expansion plans including the further development and commercialization efforts of one or more of our products, or may be forced to reduce or terminate our operations.
We believe that our cash and cash equivalents and investments as of September 30, 2024 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of September 30, 2024, approximately 42% of our customers have purchased Growth Direct systems for multiple sites, and approximately 58% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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
We made the Growth Direct Rapid Sterility application available for commercial sale and placed the first Rapid Sterility system at one of our existing customers in the second quarter of 2024. We plan to continue efforts to scale our manufacturing capabilities for the Rapid Sterility application through the end of 2024.
Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection and other software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a relatively small (but varied) group of customers each year, so it is subject to variability from quarter to quarter.
Gross margin improvement
The majority of our customers are large global pharmaceutical manufacturers and contract development and manufacturing organizations, or CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after-sales service. Given our current business scale, our revenues are not yet sufficient to fully cover these costs, impacting our current gross margin profile.
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

At the same time, we also expect future revenues from both products and services to grow at rates significantly higher than the related costs to provide and support those products and services. As a result, we also expect increasing revenues from both products and services to contribute significantly to future gross margin expansion. We have recently experienced positive trends in our gross margins, improving from (27)% for the three months ended September 30, 2023 to 8% for the three months ended September 30, 2024, and from (33)% for the nine months ended September 30, 2023 to (5)% for the nine months ended September 30, 2024. While we expect gross margins to continue to trend positively, expansion in gross margins in future periods may not be linear and may be subject to variability from period to period.
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

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	7	5	2	40.0%
Cumulative systems placed	156	135	21	15.6%
Systems validated:
Systems validated in period	4	4	0	—%
Cumulative systems validated	133	112	21	18.8%
Product and service revenue — total	$7,604	$6,145	$1,459	23.7%
Product and service revenue — recurring	$3,675	$3,410	$265	7.8%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	15	10	5	50.0%
Cumulative systems placed	156	135	21	15.6%
Systems validated:
Systems validated in period	12	9	3	33.3%
Cumulative systems validated	133	112	21	18.8%
Product and service revenue — total	$19,833	$16,182	$3,651	22.6%
Product and service revenue — recurring	$11,262	$10,255	$1,007	9.8%
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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 48.3% and 55.5% of our total revenue for the three months ended September 30, 2024 and 2023, respectively. Recurring revenue was 56.8% and 63.4% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
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

	Three Months Ended September 30, 2024	Percentage of Total Revenue	Three Months Ended September 30, 2023	Percentage of Total Revenue
	(in thousands)		(in thousands)
Product revenue	$5,255	69.1%	$4,200	68.3%
Service revenue	2,349	30.9%	1,945	31.7%
Total revenue	$7,604	100.0%	$6,145	100.0%

Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of September 30, 2024, we had placed 156 Growth Direct systems with over 40 customers globally, including 70% of the top twenty pharmaceutical companies as measured by revenue, and the manufacturers of approximately 19% of globally approved cell and gene therapies, including manufacturers of 100% of approved gene-modified autologous CAR-T cell therapies.
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
As part of our Operational Efficiency Program, we have implemented actions to reduce employee-related expenses and certain other non-employee related costs. For future periods, we expect our costs of revenue to increase or decrease commensurate with product and service volumes. Such costs may be further impacted by our ongoing efforts to reduce product costs and increase manufacturing productivity and efficiencies as well as service productivity.
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
Our research and development costs are expensed as incurred. As part of our Operational Efficiency Program, we have implemented actions to reduce research and development employee-related expenses associated with reduced headcount and certain other non-employee-related costs. We believe that our continued investment in research and development is essential to our long-term competitive position. For future periods, we expect our research and development expenses to increase or decrease commensurate with the size, scope and complexity of our research and development activities.
Sales and marketing
Sales and marketing expenses consist primarily of salaries, commissions, benefits and other personnel costs including stock-based compensation expense as well as costs relating to travel, consulting, public relations and allocated information technology and facility-related costs for our employees engaged in sales and marketing activities. As part of the Operational Efficiency Program, we have implemented actions to reduce sales and marketing employee-related expenses associated with reduced headcount and certain other non-employee-related costs. For future periods, we expect sales and marketing expenses to increase or decrease as and when we make investments into our sales and marketing organization, including in the number of sales and marketing personnel and our continued efforts to expand our geographic reach and capabilities, broaden our customer base and introduce new products.
General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our executive, finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance, board of directors' fees and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. As part of our Operational Efficiency Program, we have implemented actions to reduce general and administrative employee-related expenses associated with reduced headcount and certain other non-employee-related costs. For future periods, we expect these expenses to increase or decrease, as applicable, commensurate with the size, scope and complexity of our general and administrative functions.
Other income (expense)
Interest income, net
Interest income, net is comprised primarily of interest income from investments.
Other expense, net
Other expense, net, primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during each of the three and nine months ended September 30, 2024 and 2023 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands)
Revenue:
Product revenue	$5,255	$4,200	$1,055	25.1%
Service revenue	2,349	1,945	404	20.8%
Total revenue	7,604	6,145	1,459	23.7%
Costs and operating expenses:
Cost of product revenue	5,314	5,691	(377)	(6.6)%
Cost of service revenue	1,668	2,085	(417)	(20.0)%
Research and development	3,609	3,116	493	15.8%
Sales and marketing	3,376	3,498	(122)	(3.5)%
General and administrative	5,676	6,204	(528)	(8.5)%
Total costs and operating expenses	19,643	20,594	(951)	(4.6)%
Loss from operations	(12,039)	(14,449)	2,410	(16.7)%
Other income (expense):
Interest income, net	768	1,093	(325)	(29.7)%
Other expense, net	(39)	(26)	(13)	50.0%
Total other income (expense), net	729	1,067	(338)	(31.7)%
Loss before income taxes	(11,310)	(13,382)	2,072	(15.5)%
Income tax expense	13	10	3	30.0%
Net loss	$(11,323)	$(13,392)	$2,069	(15.4)%
Revenue
Product revenue increased by $1.1 million, or 25.1%, with the increase largely attributable to higher system placements, improvements in average selling prices during the period, as well as higher system-related revenue, primarily from LIMS connection software and other software sales.
Service revenue increased by $0.4 million, or 20.8%. The increase in service revenue was primarily due to increases in revenue related to validations and installations as well as higher service contract revenue due to an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue decreased by $0.4 million, or 6.6%. The decrease was driven by lower material, labor and overhead costs as a result of the impact of cost reduction activities, improvements in production efficiencies and increased production volumes for both systems and consumables, partially offset by the higher volume of Growth Direct systems sold.
Cost of service revenue decreased by $0.4 million, or 20.0%. This decrease was primarily attributable to lower service headcount and headcount-related costs.

Research and development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$3,609	$3,116	$493	15.8%
Percentage of total revenue	47.5%	50.7%
Research and development expenses increased by $0.5 million, or 15.8%. This increase was primarily due to higher spending on new product development activities, including our rapid sterility application, as well as increased headcount-related costs and facilities costs related to our innovation center and lab in our existing Lexington, Massachusetts facility.
Sales and marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$3,376	$3,498	$(122)	(3.5)%
Percentage of total revenue	44.4%	56.9%
Sales and marketing expenses remained relatively consistent, decreasing $0.1 million, or 3.5%.
General and administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$5,676	$6,204	$(528)	(8.5)%
Percentage of total revenue	74.6%	101.0%
General and administrative expenses decreased by $0.5 million, or 8.5%. The decrease was largely attributable to lower headcount-related costs and one-time bonus expense related to the 2022 retention bonus program which ended in the third quarter of 2023.
Other income (expense)
Interest income
Interest income, which is related to interest earned on our investments, decreased $0.3 million primarily as a result of lower investment balances during the three months ended September 30, 2024.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, was flat for each of the three months ended September 30, 2024 and 2023.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended September 30, 2024 and 2023. The expense in each period was attributable to an income tax provision related to our German subsidiary.

Comparison of the nine months ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$13,505	$10,693	$2,812	26.3%
Service revenue	6,328	5,489	839	15.3%
Total revenue	19,833	16,182	3,651	22.6%
Costs and operating expenses:
Cost of product revenue	15,404	15,361	43	0.3%
Cost of service revenue	5,519	6,134	(615)	(10.0)%
Research and development	11,195	9,502	1,693	17.8%
Sales and marketing	10,284	10,161	123	1.2%
General and administrative	17,121	19,399	(2,278)	(11.7)%
Total costs and operating expenses	59,523	60,557	(1,034)	(1.7)%
Loss from operations	(39,690)	(44,375)	4,685	(10.6)%
Other income (expense):
Interest income, net	2,589	3,169	(580)	(18.3)%
Other (expense) income, net	(91)	(66)	(25)	37.9%
Total other income (expense), net	2,498	3,103	(605)	(19.5)%
Loss before income taxes	(37,192)	(41,272)	4,080	(9.9)%
Income tax expense	31	23	8	34.8%
Net loss	$(37,223)	$(41,295)	$4,072	(9.9)%
Revenue
Product revenue increased by $2.8 million, or 26.3%. The increase was driven primarily by a higher volume of system placements as well as higher average selling prices in consumables. Higher system-related revenue, particularly from our LIMS connection software and other software sales, also contributed to the increase.
Service revenue increased by $0.8 million, or 15.3%. The increase in service revenue was primarily driven by increases in revenue related to validations and installations as well as higher service contract revenue as a result of an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue remained relatively consistent, increasing 0.3%. Increased costs due to higher volumes of systems and consumables sold was almost entirely offset by lower material, labor and overhead costs. The cost reductions were primarily the result of material cost reduction activities, improvements in production efficiencies and increased production volumes for both consumables and systems.
Cost of service revenue decreased by $0.6 million, or 10.0%. This decrease was primarily attributable to lower headcount and headcount-related costs and one-time bonus expense related to the 2022 retention bonus program which ended in the third quarter of 2023.

Research and development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$11,195	$9,502	$1,693	17.8%
Percentage of total revenue	56.4%	58.7%
Research and development expenses increased by $1.7 million, or 17.8%. This increase was primarily due to higher spending on new product development activities, including our rapid sterility application, as well as increased headcount-related costs, engineering costs, and facilities costs related to our innovation center and lab in our Lexington, Massachusetts facility.
Sales and marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$10,284	$10,161	$123	1.2%
Percentage of total revenue	51.9%	62.8%
Sales and marketing expenses increased by $0.1 million, or 1.2%. This increase was primarily due to higher headcount-related costs.
General and administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$17,121	$19,399	$(2,278)	(11.7)%
Percentage of total revenue	86.3%	119.9%
General and administrative expenses decreased by $2.3 million, or 11.7%. This decrease was primarily attributable to lower headcount and headcount-related costs as well as lower bonus expense related to the 2022 retention bonus program which ended in the third quarter of 2023. Lower public company operating costs, including third-party legal fees and business insurance premiums, also contributed to the decrease.
Other income (expense)
Interest income
Interest income decreased $0.6 million, or 18.3% due to lower investment balances during the nine months ended September 30, 2024.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, were flat for each of the nine months ended September 30, 2024 and 2023.
Income tax expense (benefit)
Income tax expense was less than $0.1 million for each of the nine months ended September 30, 2024 and 2023. The expense in each period was attributable to an income tax provision related to our German subsidiary.

Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and the proceeds from our IPO.
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we implemented our Operational Efficiency Program for certain cost actions including a reduction in our workforce, the closure of open and planned positions, and reductions in other non-headcount-related expenses across the business. These actions are expected to result in approximately $7 million in annual cash savings and enable us to achieve positive cash flow by the end of 2027 without additional financing.

We plan to continue to invest in key initiatives that are expected to drive future revenue growth and gross margin improvement, including product development and cost reduction programs. We recorded a charge of $0.6 million in the third quarter of 2024 related to the Operational Efficiency Program.
We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 were issued.
As of September 30, 2024, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

September 30, 2024

Cash and cash equivalents	$22,044
Short-term investments	38,788
Restricted cash	284
Total	$61,116
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.2 million as of September 30, 2024, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $3.6 million as of September 30, 2024, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(34,244)	$(35,584)
Net cash provided by investing activities	31,794	32,145
Net cash provided by financing activities	209	161
Net decrease in cash and cash equivalents and restricted cash	$(2,241)	$(3,278)
Operating activities
During the nine months ended September 30, 2024, net cash used in operating activities was $34.2 million, a decrease of $1.3 million compared to the prior-year period. The lower use of net cash was primarily a result of the timing of payments to vendors and increased customer cash receipts. This decrease was offset by increased inventory purchases, and higher usage of cash to settle accrued expenses and other current liabilities mainly as a result of higher annual bonus payments made during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, these payments were limited due to annual bonuses being temporarily replaced by a retention bonus program for non-executive employees in that period. The temporary retention bonus program was established in connection with our August 2022 restructuring action and concluded in the third quarter of 2023.
Investing activities
Net cash provided by investing activities was $32.1 million during each of the nine months ended September 30, 2024 and 2023. Lower investment maturities and sales were offset by lower investment purchases and a reduction in cash used to purchase property and equipment in the current-year period.
Financing activities
During the nine months ended September 30, 2024, net cash provided by financing activities was flat compared to the nine months ended September 30, 2023, at $0.2 million.
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
The initial period during which we were required to regain compliance with the Bid Price Requirement expired on July 31, 2024. Because we did not regain compliance with the requirement during the initial period, we transferred the listing of our Class A common stock to the Nasdaq Capital Market, in order to secure an additional 180 calendar day compliance period ending on January 27, 2025. As a condition of securing such additional compliance period, we informed Nasdaq that we intend to regain compliance with the Bid Price Requirement during the second compliance period, which may include the implementation of a reverse stock split if necessary. We intend to monitor the closing bid price of our Class A common stock and take such reasonable measures to regain compliance with the Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement even during the second compliance period, nor can there be any assurance that we will receive the necessary approvals from our stockholders to effect a reverse stock split. If we do not cure the deficiency during the additional compliance period and regain compliance with the Bid Price Requirement, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. As a result, there can be no assurance that we will be able to continue the listing of our Class A common stock on Nasdaq.
Seasonality
Our revenues vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that can impact our ability to deliver products and provide onsite services to our customers during those periods. We expect this variability to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since our inception. For the three months ended September 30, 2024, we incurred a net loss of $11.3 million. As of September 30, 2024, we had an accumulated deficit of $465.6 million. In July 2024, based on our enterprise-wide review of opportunities to realize operational efficiencies, we implemented certain cost-savings actions including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). However, in future periods, our operating expenses may continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we implemented our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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
Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, we have recently experienced positive trends in our gross margins, improving from (27)% for the three months ended September 30, 2023 to 8% for the three months ended September 30, 2024, and from (33)% for the nine months ended September 30, 2023 to (5)% for the nine months ended September 30, 2024. Expansion in gross margins in future periods may not be linear and may be subject to variability from period to period. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments as of September 30, 2024 of $60.8 million, and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds.

While we implemented our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products. For example, we recently made generally available for commercial sale our Rapid Sterility application for use on the Growth Direct system, for which we have expended significant time and resources to develop. We placed our first Rapid Sterility system with an existing customer in the second quarter of 2024. We plan to continue to scale our manufacturing capabilities for the Rapid Sterility application through the end of 2024. However, there can be no assurance that we will successfully commercialize this new sterility test, scale our manufacturing capabilities to support customer demand or that this product will achieve broad acceptance by customers. Furthermore, because this is a new application, we may encounter technical or other product challenges as customers adopt and implement Growth Direct Rapid Sterility into their workflows. We may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
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

In July 2024, we implemented our Operational Efficiency Program, which includes a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business.

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
We are highly dependent on our management and directors, including our Chief Executive Officer, Robert Spignesi, among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our products and services and our operations, the loss of service of any of our officers or directors could delay or prevent successful sales and the expansion of our platform. We do not carry key person life insurance on our Chief Executive Officer or our other officers or directors. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.
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
Our Operational Efficiency Program that we implemented in July 2024 includes a reduction in our workforce and the closure of open and planned positions, and is intended to reduce our use of cash for operating activities with the goal of enabling us to achieve positive cash flow without additional financing. This action, and any future related actions or announcements, may make it increasingly difficult for us to hire and retain our executive officers, key employees, consultants and advisors. If we are unable to attract qualified personnel and retain our current employees, our ability to develop and sell our products could be limited and our business and customer relationships could be materially harmed.
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
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of September 30, 2024, we had an amount reserved for warranty costs of $0.5 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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
Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful product liability claim or series of claims in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the commercialization of any products we develop.
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
The initial period during which we were required to regain compliance with the Bid Price Requirement expired on July 31, 2024. Because we did not regain compliance with the requirement during the initial period, we transferred the listing of our Class A common stock to the Nasdaq Capital Market, in order to secure an additional 180 calendar day compliance period ending on January 27, 2025. As a condition of securing such additional compliance period, we informed Nasdaq that we intend to regain compliance with the Bid Price Requirement during the second compliance period, which may include the implementation of a reverse stock split if necessary. We intend to monitor the closing bid price of our Class A common stock and take such reasonable measures to regain compliance with the Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement even during the second compliance period, nor can there be any assurance that we will receive the necessary approvals from our stockholders to effect a reverse stock split. If implemented, a reverse stock split may have undesirable consequences. For example, a reverse stock split would have the effect of combining the outstanding shares of our Class A common stock into a smaller number of outstanding shares, which may adversely affect the liquidity and trading volume in our Class A common stock. In addition, a reverse stock split may be viewed negatively by some investors, analysts and other stock market participants, and some companies that have implemented reverse stock splits have experienced subsequent declines in their share price and corresponding market capitalization. If we do not cure the deficiency during the additional compliance period and regain compliance with the Bid Price Requirement, Nasdaq will provide written notice that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s delisting determination. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by Nasdaq, such appeal would be successful. As a result, there can be no assurance that we will be able to continue the listing of our Class A common stock on Nasdaq.
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
Based on the number of shares of Class A common stock outstanding as of September 30, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
Our ability to use our net operating losses and research and development tax credits to offset future taxable income or income tax liabilities is subject to certain limitations.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
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
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

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

Date: November 7, 2024

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)