Form 10-K
period 2024-12-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2025-02-28
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-40592
Rapid Micro Biosystems, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	20-8121647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Hartwell Avenue Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (978) 349-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	RPID	The Nasdaq Capital Market
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
The number of shares of the registrant’s Class A common stock, par value $0.01, outstanding as of February 24, 2025 was 38,737,161.
The number of shares of the registrant’s Class B common stock, par value $0.01, outstanding as of February 24, 2025 was 4,499,529.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding:
•our business strategy for our Growth Direct platform and systems;
•our future results of operations and financial position, including our expectations regarding revenue, gross margin, operating expenses and our ability to achieve positive cash flow;
•the anticipated impact of our operational efficiency program and our goal to achieve positive cash flow by the end of 2027, our efforts to reduce our use of cash for operating and investing activities and the assumptions underlying such goal;
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
•the effectiveness of our sales force and our sales processes;
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
•our ability to remain in compliance with the listing requirements of Nasdaq;
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
INTERNET POSTING OF INFORMATION
We routinely post information that may be important to investors in the “Investors” section of our website at www.rapidmicrobio.com. We encourage investors and potential investors to consult our website regularly for important information about us. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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
•If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and services to existing customers declines, our future operating results would be adversely affected;
•We may need or otherwise decide to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations;
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
•Our customers use our Growth Direct platform as part of their quality control workflow, which is subject to regulation by the FDA and other comparable regulatory authorities;
•If we are unable to manage our inventory and support demand for existing and future products on the Growth Direct platform, our business could suffer;
•We have limited experience in marketing and sales, and if we are unable to successfully market our products to new and existing customers, address our customers’ needs or to expand our customer base, our business may be adversely affected;
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
•We may not realize the intended benefits of our strategic partnerships and other collaborations, and such relationships may introduce additional risks to our business.
•If our primary manufacturing facility or development facility become damaged or inoperable or we are required to vacate one or both facilities, our ability to conduct and pursue our manufacturing and/or development efforts would be jeopardized;
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
We employ direct commercial and service teams that drive the adoption of our products globally. We create a superior user experience from pre-sales, to onboarding, consultative validation services, onsite technical training, and continued customer support throughout our relationship. We have a scalable commercial infrastructure including a direct sales force in North America, Europe, and the Asia-Pacific region as well as distributors supporting certain territories. This is supplemented with an extensive and highly specialized customer service and validation infrastructure. This infrastructure ensures successful on-boarding of the Growth Direct through both initial validation and follow-on purchases throughout the entire customer site network, where the highest volume sites may require dozens of Growth Direct systems. We currently have customers across approximately 98 sites in 18 countries and the majority of our customers have multiple Growth Direct systems and have deployed Growth Direct across multiple facility locations.
We launched our current, second generation Growth Direct system in 2017 and have placed 162 systems and sold over 6 million consumables globally. Our customer base includes 70% of the top twenty largest pharmaceutical companies as measured by revenue and the manufacturers of approximately 17% of U.S. Food and Drug Administration ("FDA") approved cell and gene therapies, including 86% of approved gene-modified autologous CAR-T cell therapies. Once installed and validated in our customers’ facilities, Growth Direct provides for recurring revenues through ongoing consumables and service contracts.
We seek to establish Growth Direct as the trusted global standard in automated MQC by delivering the speed, accuracy, security, data integrity and regulatory compliance that our customers depend on to ensure patient safety and consistent drug supply.
Industry background and challenges
MQC overview
MQC is the principal method by which pharmaceutical manufacturers ensure the ongoing sterility of their facilities and finished products by detecting and stopping contamination from any outside microorganisms, such as bacteria, mold, and other foreign substances. MQC is a critical component of the bioprocess and pharmaceutical production process and is regulated and mandated by the FDA, under current good manufacturing practices, or cGMP, and by other international regulatory agencies. Current MQC testing methods are manual, laborious, and have lacked innovation over the past several decades.
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

We believe the total addressable market for MQC testing is large and growing. Based on a total global sales opportunity of an estimated 10,000 Growth Direct systems and our current pricing for our products, we estimate the market for system sales to be approximately $5.0 billion. In addition, based on an estimate of approximately 350 million tests conducted annually that could be addressed by our MQC testing solutions, we estimate the market for annual recurring sales of our consumables and services to be approximately $5.0 billion.
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
Proprietary consumables
We offer proprietary consumables plates to capture test samples for analysis on the Growth Direct system. These applications include Environmental Monitoring ("EM"), Water ("W"), Bioburden ("BB"), and Sterility ("ST"). All types are custom-designed proprietary consumables with specific mechanical and optical features to facilitate automated handling and image processing within our Growth Direct system and have bar codes for sample tracking and data integrity. Two bar code options can be used—one generated during our manufacturing process to define the test application, media type and expiration dates, and a second generated by the Growth Direct system at time of testing to define the sample ID and LIMS reference number.
We made the Growth Direct rapid sterility application available for commercial sale and placed the first rapid sterility system at one of our existing customers in the second quarter of 2024. We are continuing our efforts to scale our manufacturing capabilities for the rapid sterility application. This new test leverages our existing Growth Direct platform technology, providing customers with all the benefits they are accustomed to with the Growth Direct system. These benefits include full automation, enhanced data integrity, reduced human error and lower hands-on labor costs.
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
Our new rapid sterility test is designed to deliver time to organism detection, or TTD, in as little as 12 hours and final time-to-result, or TTR, in as little as one to three days, enabling faster release of final pharmaceutical product, allowing manufacturers to benefit from faster time to market, less potential waste and reduced inventory and holding costs. This represents a significant improvement over widely used traditional test methods and provides compelling differentiation when compared to current rapid sterility products.

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
Integration with MODA® Platform
In the fourth quarter of 2024, Lonza, a Swiss multinational manufacturing company for the pharmaceutical, biotechnology and nutrition sectors, published a white paper discussing a recent collaboration involving our Growth Direct technology. Lonza sought to achieve paperless quality control laboratories using automated digital systems. As part of this ambition, Lonza sought an end-to-end automated solution to optimize EM at four of its cell and gene therapy manufacturing sites across North America, Europe, and Asia. Our Growth Direct system was successfully integrated with Lonza's MODA-EM Module to combine paperless processes with automated microbial enumeration for pharmaceutical quality control. The MODA-EM is a software module used by many pharmaceutical companies that enables paperless data collection and management for quality control microbiology. We believe this integration showcased the compatibility of our Growth Direct platform with commonly-used technologies at our customers and potential customers and may further promote its adoption. According to Lonza, the project provided a valuable blueprint for the industry to emulate.
Distribution and Collaboration Agreement

On February 21, 2025, we entered into a Distribution and Collaboration Agreement (the “Distribution Agreement”) with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma ("MilliporeSigma”). Pursuant to the Distribution Agreement, we granted MilliporeSigma a global, co-exclusive right to sell our products, initially consisting of our Growth Direct systems and related consumables, into all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces in all regions of the world. During the term of the Distribution Agreement, MilliporeSigma will receive tier-based transfer pricing on such products. We will continue to directly market, sell, manufacture and distribute our products and provide all services to customers, including in respect of system installation, validation, maintenance and support.

Over the first two years of the Distribution Agreement, MilliporeSigma has committed to purchase a minimum number of Growth Direct systems. Thereafter, we and MilliporeSigma will evaluate and mutually agree on additional purchase commitments, if any. Pursuant to the Distribution Agreement, we are permitted to continue to sell our products independently and through our existing distributors, but we may not grant the right to sell the products covered by the Distribution Agreement to other third parties so long as a purchase commitment by MilliporeSigma is in place. The initial term of the Distribution Agreement is five years, unless earlier terminated by us or MilliporeSigma in accordance with its terms.

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, within six months, the parties intend to negotiate in good faith towards a supply agreement, pursuant to which the parties will explore cost-saving measures within our supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, within one year, the parties intend to negotiate in good faith towards a services agreement to permit us and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement.
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
•Our investment and patent-protected innovation across multiple technology disciplines — Our platform reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, software image analysis, data management and security, and process automation. Through multiple years of development and investments from both investors and institutional partners, we have amassed a set of technologies that form the foundation of our growing suite of products and solutions. We also believe that our first mover advantage in automated MQC testing reinforces our growing position in this market, with over 15 years of customer development and feedback, technical development, advocacy, and customer success. We continue to focus on investing in our business and have a well-defined product roadmap which includes development of new, innovative products, as well as advancements to our existing suite of technologies. Moreover, we have a strong intellectual property portfolio, with at least 80 granted and pending patents globally, including 10 granted unexpired patents and 17 pending patent applications in the U.S. as of December 31, 2024.
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
•Deep integration into heavily regulated pharmaceutical manufacturing processes — Our products are entrenched within our customers’ workflows and the majority of our customers have purchased multiple systems and over 40% have deployed Growth Direct systems at multiple locations. For every drug product manufactured or in development, our customers are required to establish a validated QC process that they can execute consistently and reliably. Customers typically dismantle manual testing infrastructure after switching to our platform, creating enormous costs to switch away from our systems that are amplified by the network effect of linked systems and data aggregation across customer sites. Since initial installation, our relentless focus on providing robust validation support ensures assimilation of our platform into our customers’ standard operating procedures, further contributing to customer captivity. We believe that our first-mover advantage has further enabled us to become deeply rooted within our customer’s facilities and provide for ongoing opportunity with our existing customer base.
•Our highly attractive business model that leverages our growing installed base of systems to generate persistent recurring revenues through consumables and service contracts — Our Growth Direct provides for recurring revenues through ongoing consumables and service contracts. When our customers invest in our technology, they commit to long-term use of our products. Our customers regularly purchase our proprietary consumables to perform MQC testing and maintain their systems via annual service contracts. Our products are used daily in our customer’s facilities and their key workflows, reinforced by regulatory requirements that are driving the industry towards further automation. Once validated, additional systems can be deployed to absorb the majority of test volume in a facility. Moreover, once a Growth Direct system is installed within a customer’s facility, it provides for an opportunity to place additional systems in existing and new facilities, which can be installed and validated in a faster, more efficient manner given the comprehensive validation process for the initial system.
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
Drive new customer adoption of the Growth Direct platform by converting the leading manufacturers in our core markets, including top 50 pharmaceutical companies and leading CDMOs — With the launch of our latest generation Growth Direct in 2017, 46 global customers have adopted the Growth Direct platform to automate MQC testing in 98 manufacturing facilities. We intend to drive global adoption by broadly seeking new customers in our core pharmaceutical manufacturing end markets. Our primary focus is on influential high-volume top 50 pharmaceutical companies as measured by revenue and global contract manufacturing organizations, which provide manufacturing services directly to pharmaceutical companies. Our target geographies include North America, Europe, and the Asia-Pacific region.
Expand implementation of the Growth Direct platform within our existing customer base by deploying additional systems across their global manufacturing site network and driving increased application utilization and consumable pull through on a system-by-system basis — We pursue a land-and-expand strategy to drive broad global adoption of our systems. Our approach begins by placing initial systems within our customers’ global manufacturing network. The majority of our customers, which comprise 70% of the top twenty global pharmaceutical companies as measured by revenue, have global operations with multiple manufacturing facilities. We guide these initial sites as they gain experience with the Growth Direct, assisting their validation of initial applications, proving the value of our systems, and establishing a relationship as a trusted and reliable vendor. Our system is specifically designed to absorb the daily

MQC testing volume at our customer’s facilities. We then sell additional systems to support additional suites at existing sites as well as leverage our high customer satisfaction at existing facilities to drive adoption at new sites within our customers’ global manufacturing network. The majority of our customers have multiple Growth Direct systems and over 40% have deployed Growth Direct systems across multiple facility locations. We accomplish this expansion via direct peer-to-peer selling facilitated by our commercial team, and seek to partner with executive decision makers to execute global customer rollout agreements. We simultaneously drive increased utilization on a system-by-system basis by providing our customers our full suite of applications that can be validated and used on the Growth Direct platform. Moreover, our customers’ strong desire to globally standardize and harmonize their MQC operations provides us a direct opportunity to grow with them, and after validating their first system we are able to install and validate more systems globally for them much faster given the initial validation process.
Increase the value of our platform by innovating and launching new applications, hardware, and software products that deliver the power of integrated automation across our customers’ QC workflows — We believe the depth, scalability and robust capabilities of our Growth Direct platform allow us to uniquely address key challenges facing MQC testing in the pharmaceutical industry. As an innovative leader in automatic MQC testing, we intend to invest in further enhancements in our existing platform as well as end-to-end workflow solutions in our core market. We have a well-defined roadmap for our existing products, which includes new consumables to expand our platform’s MQC testing applications, such as in sterility testing that we made available for commercial sale in 2024; improvements to on-board algorithms that enable greater insight from our image analysis, such as our RMBNucleus™ Mold Alarm software; additional imaging modalities to unlock new testing functionality; additional system formats to accommodate new customer use cases; and new software to enable fleet management and analytics. Our product roadmap also includes new products to automate upstream and downstream workflow elements, such as microbial identification and automated sample collection, and data-rich products including data management, fleet integration, and predictive analytics. By expanding and continuously enhancing the Growth Direct platform, we believe we can drive incremental revenue from existing customers as well as broaden the appeal of our solutions to potential new customers.
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
Commercial
We have a global commercial team that includes direct sales, commercial operations, validation, field services, strategic marketing, marketing communications and product management. This staff is located in North America, Europe and the Asia-Pacific region, and we also maintain direct customer support teams providing validation and/or field service capabilities in these territories. We intend to regularly evaluate and, as appropriate, adjust or expand our sales, support, and marketing efforts, including in the context of our distribution and collaboration arrangements.
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
Gross margin improvement
The majority of our customers are large global pharmaceutical manufacturers and CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after sales service. In the third and fourth quarters of 2024, we achieved positive gross margins for the first time in our company's history. Maintaining these positive gross margins in future periods will depend on our ability to execute on our business objectives, including generating sufficient revenues to cover the costs of producing and delivering our products and services. In addition, in order to further improve our gross margins, we seek to reduce such costs and are actively targeting numerous areas including:

•Reducing instrument and consumable product costs (materials and labor) through activities including strategic sourcing and product redesign;

•Increasing product manufacturing efficiency through activities including increased throughput of products currently manufactured and reduced variability of uptime on our automated consumables manufacturing line, moving manufacturing of other consumable products on to this automated line and manufacturing process optimization; and

•Increasing productivity and efficiency in our service organization.

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
Our manufacturing strategy includes direct manufacturing of certain products, and third-party outsourcing for certain components and subassemblies. We obtain components and subassemblies for our Growth Direct systems from multiple third-party suppliers and contract manufacturers. While some of these components are sourced from a single supplier, we have qualified second sources for most of our parts. We believe that having dual sources for our components helps reduce the risk of a production delay caused by a disruption in the supply of those components. We perform final assembly, commissioning, and inspection of the systems in our Lowell facility before shipping to customers. Our consumable plate assemblies and lids are manufactured to our specifications by manufacturing partners. We procure media from third-party suppliers and fill and assemble the final consumables in our Lowell facility. We currently contract with third party vendors to sterilize our consumables before shipping to customers.
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

We own certain patents, patent applications and intellectual property. We have also entered into certain supply and commercial agreements with various vendors and suppliers under which we receive rights to their intellectual property for use in our products.
As of December 31, 2024, we own 10 granted unexpired patents in the United States, 53 issued patents in foreign jurisdictions, including Australia, Canada, China, countries in Europe, India, Japan and Mexico, and 17 pending patent applications in the United States. Our issued patents and pending patent applications cover our technologies and products, including machines, manufactures, compositions of matter, and methods of use with respect thereto, related to the Growth Direct platform. Any patents that may issue from pending applications that we own have expiration dates or, in the case of patent applications, projected statutory expiration dates, between 2032 and 2045, excluding, with respect to patents that may be issued from our patent applications, any additional term for patent term adjustments or patent term extensions, if applicable.
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
We primarily compete with established manufacturers of traditional MQC testing products, such as petri dishes, incubators, and other manual testing equipment, which our products aim to displace. These companies include bioMerieux, Becton Dickinson, Charles River Labs, Merck Millipore and Thermo Fisher. We also compete with a limited number of companies that have or are attempting to enter the MQC testing market with alternative automated solutions, such as Interscience, which offers a partially-automated system for MQC testing, and Clever Culture Systems, which offers an environmental monitoring product focused on the pharmaceutical microbiology market. There are also several established companies in the bioprocessing technology market with whom we do not currently compete, but that could develop products that will compete with us in the future.
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
Human capital resources
Our key human capital objectives in managing our business include attracting, developing and retaining top talent.
Employees
As of December 31, 2024, we had 163 full-time employees across the globe, of which 34 were engaged in sales and marketing, 31 in research and development, 72 in manufacturing and service, and 26 in general and administrative. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
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
We proudly support employee-initiated and -led employee resource groups, or ERGs, to provide business insights, solve unique business problems, build leadership skills, and represent the company within the communities we serve. For example, our Women’s ERG was established in 2021 and focuses on the engagement, empowerment, and elevation of women within the company. Membership is open and encouraged for all employees, of which membership grew by approximately 48% in 2024. Examples of program content organized by this ERG include professional career panel discussions with company leaders, attendance sponsorship to leadership conferences such as Massachusetts Conference for Women, company-wide charity drives for local Women’s shelters, and celebration of global events such as International Women’s Day.

Additional information
Rapid Micro Biosystems, Inc., a Delaware corporation, was incorporated in December 2006. We completed the initial public offering of our Class A common stock in July 2021.
Our Internet address is www.rapidmicrobio.com. On our Investor Relations website, investors.rapidmicrobio.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission, or SEC. Our Code of Business Conduct and Ethics is also posted on our website located at https://investors.rapidmicrobio.com/corporate-governance/documents-and-charters. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We have incurred significant losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of $46.9 million and $52.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of $475.3 million. In July 2024, based on our enterprise-wide review of opportunities to realize operational efficiencies, we implemented certain cost-saving actions including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). However, in future periods, our operating expenses may continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we implemented our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, we have experienced positive trends in our gross margins, improving from (3)% to 12% for the three months ended December 31, 2023 and December 31, 2024, and improving from (24)% for the twelve months ended December 31, 2023 to (0.4)% for the twelve months ended December 31, 2024. Expansion in gross margins in future periods may not be linear and may be subject to variability from period to period. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
If we cannot maintain the level of sales of our Growth Direct systems or the sales of our consumables and services to existing customers declines, our future operating results would be adversely affected.
Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. Our ability to generate revenue depends on our ability to sell our Growth Direct system to new customers or expand the use of our system by existing customers. Our current commercial strategy includes targeting sales to customers that are receptive to entering into multi-system deals with us. As a result, in the near term, we have observed and we continue to expect that a significant portion of our revenue to primarily be generated from a small number of different customers each year. We also rely on consumables and service contracts as a source of recurring revenue from our existing customers. These consumables and service contracts are purchased on an as-needed basis and, as a result, revenue from these sources may be subject to change, as customers’ purchasing practices and policies change or their demand for our consumables and service contracts change. For example, in the past, we have experienced occasions in which customers’ facilities in which our Growth Direct systems were used have been closed or sold, which resulted in the reduction, suspension, or cessation of purchases of consumables at such sites. If we are unable to sell our Growth Direct system to new customers, if our existing customers do not expand their use of our systems, or if our existing customers decide to purchase fewer of our consumables and service contracts or terminate their relationships with us, our revenue could significantly decrease, which would have an adverse effect on our financial condition and results of operations and could adversely impact our ability to execute on our growth strategy.
We may need or otherwise decide to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations.
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments as of December 31, 2024 of $50.7 million, and anticipated cash flow from operations, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this Annual Report on Form 10-K. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. While we implemented our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
Our funding requirements may increase significantly if one or more of the other risks, events or circumstances described elsewhere in these risk factors are realized. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or products or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance product development activities. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or commercialization efforts.
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
Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products. For example, we recently made generally available for commercial sale our rapid sterility application for use on the Growth Direct system, for which we have expended significant time and resources to develop. We placed our first Growth Direct rapid sterility system with an existing customer in the second quarter of 2024. We are continuing to scale our manufacturing capabilities for the rapid sterility application. However, there can be no assurance that we will successfully commercialize this new sterility test, scale our manufacturing capabilities to support customer demand or that this product will achieve broad acceptance by customers. Furthermore, because this is a new application, we may encounter technical or other product challenges as customers adopt and implement Growth Direct rapid sterility into their workflows. We may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
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
As the number of customers using the Growth Direct platform grows and our volume of installed systems increases, we will need to continue to increase our capacity for customer service and support, including maintenance services of our systems, and expand our manufacturing capabilities. As a result, we will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our personnel levels to meet increased demand. Additionally, we maintain certain levels of inventory to support future manufacturing efforts. If our inventory should exceed our customer demand, then it may not be sold at a pace that keeps up with the development of our technology and may therefore become obsolete or no longer competitive in the marketplace. Products in our inventory that have shelf lives may also expire before we are able to sell them to customers. We may be unable to sell such excess inventory, which could adversely impact our working capital and result in our expenditure of resources to accumulate inventory that we are unable to sell. There is no assurance that any of these measures taken with respect to scale, expansion of personnel, equipment, manufacturing or services will be successfully implemented, or that we will have adequate space, including in our manufacturing facility, to accommodate such required expansion.
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
We have limited experience in marketing and sales, and if we are unable to successfully market our products to new and existing customers, address our customers’ needs or to expand our customer base, our business may be adversely affected.
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
Our Operational Efficiency Program, including a reduction in workforce, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2024, we implemented our Operational Efficiency Program, which included a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business. While the goal of our Operational Efficiency Program is to achieve positive cash flow by the end of 2027 without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to reach positive cash flow are based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed.

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
We have devoted significant efforts to streamline our business operations and refocus our personnel strategy, with the goal of achieving sustained growth in our business operations. The volatility in our growth has required significant time and attention from our management, and placed strains on our operational and manufacturing systems and processes, financial systems and internal controls and other aspects of our business. As needed, we expect to selectively increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified engineers, client and account services personnel, sales and marketing staff, software, manufacturing, distribution and quality assurance personnel in order to develop and launch new products, innovate and improve our existing products and successfully commercialize our platform and solutions. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. We may need to issue additional equity securities to attract job candidates or issue additional securities to retain personnel. In making employment decisions, job candidates and existing personnel often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price, or a perception that the market price of our stock may not increase or may increase more slowly than stock prices at other companies, may make it more difficult to attract, retain, and motivate employees.
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
We sell our products in industries that are characterized by significant enhancements and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our products and services may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or decide to revert to the traditional MQC testing method. Although we believe customers in our markets display a significant amount of loyalty to their supplier of a particular product, we also believe that because of the initial time investment required by many of our customers to reach a purchasing decision for a new product, it may be difficult to regain that customer once the customer migrates away from using our solutions to that of a competitor. Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, thus harming our competitive position. In some instances, specific circumstances of particular customer(s) may require us to innovate on our products to meet those needs, and failure to do so may hinder our ability to sell our solutions to or maintain our relationships with those customer(s). Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and markets to further broaden our offerings. To the extent we fail to timely introduce new and innovative products or services, adequately predict our customers’ needs or fail to achieve market acceptance, our business may suffer and our operating results could be adversely affected.
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
The Growth Direct platform may contain undetected errors or defects or may not otherwise meet the expectations of our customers, which means our business, financial condition, results of operations and prospects could suffer.
Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our LIMS connection software. There could be undetected errors or defects despite our rigorous testing of our platform and its components, and the Growth Direct platform may otherwise not meet the expectations of our customers. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs, such as those associated with repairs, replacements or reacquisitions of our systems. If such challenges occur, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced or reacquired Growth

Direct systems under warranty. Our failure to prevent or adequately address any of foregoing risks could have a material adverse effect on our business, operating results and financial condition.
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

Our Operational Efficiency Program that we implemented in July 2024 included a reduction in our workforce and the closure of open and planned positions, and is intended to reduce our use of cash for operating activities with the goal of enabling us to achieve positive cash flow without additional financing. This action, and any future similar actions or announcements, may make it increasingly difficult for us to hire and retain our executive officers, key employees, consultants and advisors. If we are unable to attract qualified personnel and retain our current employees, our ability to develop and sell our products could be limited and our business and customer relationships could be materially harmed.
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
Cybersecurity incidents and data breaches, data loss and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including personal information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We, like all companies storing business-critical information, face a number of risks relative to protecting this critical information, including loss of access, inappropriate use or disclosure, unauthorized access or exfiltration, inappropriate modification, inappropriate destruction, and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced and may continue to experience in the future, attacks by hackers or viruses or data breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems, including ransomware attacks and digital extortion, business email compromises, social engineering, including phishing attacks, denial of service attacks, computer malware, malicious codes, viruses, wrongful intrusions, wrongful conduct by insider employees or vendors, data breaches, and other malicious internet-based activity are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, capabilities, and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a victim entity, we may be unable to anticipate these techniques or implement adequate preventative measures. While we have measures in place to identify, detect and mitigate security threats and incidents, they are not failproof, so we may also experience security incidents that may remain undetected for an extended period. Any such incident could result in the compromise of our information systems, and the data stored there could be accessed, encrypted, corrupted, modified, publicly disclosed, lost or stolen. Any such incident could result in legal notifications and/or disclosures, as well as legal claims or proceedings, including for breaches of confidential information obligations with contractual counterparties, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of cybersecurity incidents and data breaches may be required to affected individuals, customers, or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent, detect and respond to security incidents, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access to our information systems, and the loss, destruction or, dissemination of data stored within them could also disrupt or halt our operations and damage our reputation, any of which could adversely affect our business.

Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
We are currently subject to, and may in the future become subject to additional, U.S., state, federal, and foreign laws and regulations imposing obligations on how we collect, store, safeguard and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Our efforts to comply with such laws could require significant resources and expenses and also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security of personal information we collect and process. The regulatory environment in the U.S. and abroad related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state laws relating to the privacy and security of personal information impose obligations on how we collect, store, use, transmit, secure, and otherwise process such data. These laws, such as Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act (CCPA) and numerous other U.S. state consumer privacy laws, generally provide consumers right to restrict our use of their personal information and limit our disclosure to third parties. The CCPA, for example, establishes data privacy rights for California residents and obligates covered businesses to comply with specific requirements related to data use, transparency, deletion, and opt-out of the selling or sharing of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Such laws may have potentially conflicting requirements that would make compliance challenging.
More than a dozen other U.S. states have passed their own comprehensive privacy laws with more expected to pass in the coming years. Such laws may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or adverse changes in business data collection and use practices and policies. Some states have also either passed or proposed privacy and data protection legislation specifically protecting health-related information. For example, Washington state’s My Health My Data Act, which entered into force on March 31, 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could increase the risk of litigation. The existence of varying and potentially conflicting comprehensive privacy laws in different U.S. states could make our compliance obligations more complex, may require us to expend significant resources in connection with our compliance efforts and subject us to enforcement actions or otherwise incur liability for any actual or perceived noncompliance, including litigation, enforcement actions and reputational harm leading to a loss of existing and future business.
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, with respect to the collection and processing of personal data relating to our personnel, customers and establishments in Europe, we are subject to the EU General Data Protection Regulation, or EU GDPR, the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) our offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of any of our establishments in the UK or any EEA Member State, such as our German subsidiary. In this Annual Report on Form 10-K, references to “GDPR” encompass both the EU GDPR and UK GDPR, unless specific otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including transfers of personal data from Europe to the United States in certain circumstances. Any inability to transfer personal data from Europe to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Switzerland has also implemented data protection laws with similar obligations and triggers to the GDPR which we may be subject to in connection with our Swedish subsidiary, personnel and customers.
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
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117 on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Like many companies, we use artificial intelligence and machine learning (AI) technologies, including generative AI, to efficiently grow and manage our business. These technologies have increasingly been the focus of attention for lawmakers and regulators around the globe.
The use of AI tools by our employees or third parties on which we relay may increase over time and may lead to unauthorized or unintended disclosures of confidential information (including personal information or proprietary data). In addition, we may use AI outputs to inform certain decisions we make, and the outputs we rely on may be incomplete, inaccurate, or otherwise flawed, despite appearing to be accurate and reliable. Potential flaws in the AI tools that we use, or our incorrect application of them, could cause us to make decisions that unfairly bias certain individuals or classes of individuals and adversely impact their rights. As a result, we could face adverse consequences, including exposure to reputational and competitive harm, loss of business, and legal and contractual liabilities. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with safety requirements, intellectual property and privacy laws, ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict.
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

We may not realize the intended benefits of our strategic partnerships and other collaborations, and such relationships may introduce additional risks to our business.
We have entered and continue to seek to enter into strategic partnerships and other kinds of collaborations as part of our business strategy. While we believe that these and similar relationships are critical to our ability to innovate, expand our market reach and deliver comprehensive solutions to our customers, they involve numerous risks and uncertainties. We may not achieve the expected benefits from these types of strategic collaborations and these relationships may introduce complexities and risks into our business.

For example, in January 2025, we announced that Lonza successfully integrated our Growth Direct system with its MODA-EM module to combine paperless processes with automated microbial enumeration for pharmaceutical quality control, as discussed further under Item 1. Business—Integration with MODA® Platform. There can be no assurance that the benefits observed by Lonza will be replicated in the experiences of other customers, or that such benefits, even if achieved by other customers, will drive further market adoption of our platform. In addition, as a large, multinational manufacturing company, Lonza may seek similar collaboration opportunities to integrate other technologies and platforms, including those of our competitors. As a result, despite the current integration of our Growth Direct system with Lonza’s MODA-EM module, we may not experience increased sales of our products.

In addition, in February 2025, we entered into a Distribution and Collaboration Agreement with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma, pursuant to which we granted our collaborator the co-exclusive right to distribute certain of our products, as described further under Item 1. Business—Distribution and Collaboration Agreement with Millipore S.A.S. Our ability to generate sales and product revenue under this agreement is dependent on the performance and cooperation of our distributor. Our distributor may not meet its obligations, including with respect to its initial purchase commitments, experience financial difficulties, undergo adverse changes in its business or shift its focus away from selling our products. Furthermore, during the term of the agreement, we are prohibited from engaging other third parties to sell our products so long as a purchase commitment by the distributor is in place. There can be no assurance that our distributor will make additional commitments to purchase our products. The interests of our distributor may diverge from ours, and disagreements over key decisions or strategies could lead to conflict, impaired collaboration or the dissolution of the collaboration. We may not successfully manage channel conflicts with our distributor and our selling efforts to certain customers may overlap with those of our distributor, which may lead to disputes over which party should receive credit for a given sale or which party should manage the customer relationships that are created or deepened during the course of the collaboration. Our distributor is headquartered in France and, as a subsidiary of a large, multinational science and technology company, may have different corporate cultures, operational procedures and business practices, all of which can be challenging to manage. In engaging in its selling and marketing efforts, our distributor may place substantial and time-sensitive demands on the attention and resources of our employees and management, including those related to answering questions and fielding requests from its salesforce and otherwise assisting our distributor with its commercial activities in respect of our products, all of which may divert the focus of our personnel.

Our distribution arrangement includes tier-based transfer pricing on the covered products, which may adversely impact the margins that we achieve on sales of our products. If our distributor achieves commercial traction with our products, we may become reliant on our distributor through increased sales to customers. In addition, if we enter into a supply agreement or a services agreement as contemplated by our distribution and collaboration agreement, we may become dependent on the distributor in our efforts to service our customers and lower the costs of our products. In that event, we may suffer significant and adverse consequences to our business operations, sales, revenue, product margins and customer experience in the event our collaboration is terminated.

Additionally, while our distribution arrangement is global and covers all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces, we have historically focused our selling efforts to pharmaceuticals manufacturers and specifically in North America, Europe and, to a lesser extent, Asia-Pacific. There can be no assurance that our distributor will be successful in achieving market penetration of our products in additional fields or geographies. Expanding the application of our products into such additional fields and geographies may introduce additional risks, including in respect of regulatory and compliance, as we seek to navigate and comply with laws and regulations applicable to such fields and territories. Any non-compliance by us or our distributor with applicable laws and regulations could lead to legal liabilities, financial penalties and reputational damage for us.

If we are unable to effectively manage these risks and uncertainties, our relationships with current and prospective collaborators may not deliver the expected benefits, and may also introduce risks that could adversely affect our business operations, financial condition, and results of operations.
Repair or replacement costs due to warranties we provide on our Growth Direct systems could have a material adverse effect on our business, financial condition and results of operations.
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of December 31, 2024, we had an amount reserved for warranty costs of $0.5 million. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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
•international trade disputes that have resulted or could in the future result in tariffs and other protective measures taken by the U.S. or other countries;
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
Any of these factors could significantly harm our future international expansion and operations and, consequently, our business, financial condition, results of operations and prospects. In addition, certain international markets are subject to significant political and economic uncertainty. Significant political and economic developments in international markets for which we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.
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
Global economic and political instability and geopolitical events could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. The global credit and financial markets have also generally experienced severe volatility and disruptions in the past several years. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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
Risks Related to Manufacturing and Supply
If our primary manufacturing facility or development facility becomes damaged or inoperable or we are required to vacate one or both facilities, our ability to conduct and pursue our manufacturing and/or development efforts would be jeopardized.

We currently conduct our primary development and manufacturing efforts at our facility located in Lowell, Massachusetts, and our primary development efforts at our facility located in Lexington, Massachusetts. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters, the severity and frequency of which may be amplified by global climate change, or other circumstances beyond our control, including fire, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop products. The inability to manufacture our systems and consumables could develop if our Lowell facility is inoperable or suffers a loss of utilization for even a short period of time and may result in the loss of customers or harm to our reputation. Disruptions in our manufacturing operations could also adversely affect our efforts to improve the gross margins of our products. Furthermore, our facilities and the equipment we use to perform our manufacturing and development could be unavailable or costly and time consuming to repair or replace. It would be difficult, time consuming and expensive to rebuild our facilities, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in manufacturing and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party. To mitigate certain of these risks associated with the manufacture of our consumables at our Lowell facility, our Lexington, Massachusetts facility has been designed to serve as a back-up consumable manufacturing facility if needed. While we believe that we could, if necessary, transfer our manufacturing capabilities to the Lexington facility, there can be no assurance that we would achieve such transfer in a timely manner or at all and mitigate disruption to our overall business.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, subject to applicable extensions. Once expired, we may be open to competition from competitive products. If one of our products requires extended development or testing, patents protecting such products might expire before or shortly after such products are commercialized. For example, while our patents and, if issued, our patent applications have terms that will expire through 2045, certain of our earlier U.S. patents are scheduled to expire in 2032. Although we own other patents with later expiration dates that cover various improvements and consumables for the Growth Direct platform, these other patents may not provide the same protection as the earliest-filed patents. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing similar or identical products to ours, which would have a material adverse effect on our business.
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
We may be involved with litigation or actions at the USPTO or foreign patent offices with various third parties that claim we or our collaborators or customers using our solutions and services have infringed, misappropriated or misused other parties’ intellectual property rights. We expect that the number of such claims may increase as the number of our products grows, we expand our market share and the level of competition in our markets increases. Moreover, as the automated MQC testing industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of third-party patent and other proprietary rights. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages, fees and expenses or royalty payments, or result in potential or existing customers delaying purchases of our products or entering into engagements with us pending resolution of the dispute.
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

The Nasdaq Stock Market LLC ("Nasdaq"), on which our Class A common stock is currently listed has minimum requirements that a company must meet in order to remain listed, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. We have previously received notifications from Nasdaq that we were not in compliance with its minimum bid price requirements. Most recently, on February 2, 2024, we received a letter from Nasdaq notifying us that the closing bid price of our Class A common stock was below $1.00 per share for the preceding 30 consecutive trading days and that, as a result, the company was not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In order to extend the time period during which we were required to seek to regain compliance with the Bid Price Requirement, we transferred the listing of our Class A common stock to the Nasdaq Capital Market effective as of August 5, 2024. On November 11, 2024, we received a letter from the Staff indicating that we had regained compliance with the Bid Price Requirement, following ten (10) consecutive business days during which the closing bid price of our Class A common stock was equal to or greater than $1.00 per share.

Even though we have regained compliance with the Bid Price Requirement, there can be no assurance that we will in the future continue to comply with the Bid Price Requirement and other continued listing standards of Nasdaq in the future. If we fail to comply with one or more other Nasdaq listing rules, our Class A common stock may also become subject to delisting as a result of such deficiencies, then Nasdaq will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split or a buyback of shares of our Class A common stock, which may adversely affect the liquidity of our Class A common stock or our cash balance, respectively.

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
Based on the number of shares of Class A common stock outstanding as of December 31, 2024, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until December 31, 2026. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to December 31, 2026. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
Additionally, even if we conclude our internal control over financial reporting is effective for a given period, we may in the future identify one or more material weaknesses, in which case our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting following the date we are no longer an emerging growth company and do not qualify as a non-accelerated filer. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may in the future conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.
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
As of December 31, 2024, we had U.S. federal and state net operating loss, or NOL, carryforwards of $268.4 million and $114.8 million, respectively. These NOLs may be available to offset future taxable income, if any, that begin to expire in 2038 and 2032, respectively. Additionally, we had federal NOLs of $255.6 million generated since 2018, which do not expire. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. In addition, we had federal and state research and development tax credits of $2.8 million and $3.2 million, respectively. These tax credits may be available to offset future tax liabilities and begin to expire in 2038 and 2025, respectively.
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
General risk factors

There is increased attention to environmental, social and governance matters that may impact our business.
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
Item 2. Properties.
Our principal office is located in Lexington, Massachusetts, where we sublease 33,339 square feet of office, back-up manufacturing, sales demonstration lab and research and development innovation space, which expires in June 2029. We also lease 67,663 square feet of office, laboratory, manufacturing and inventory-storage space in Lowell, Massachusetts. We lease this space under a lease agreement, as amended, which expires in July 2029. Further, we maintain inventory at storage a warehouse in Noord-Brabant, Netherlands as well as various offsite warehouses in the United States and Europe. We believe that our facilities are sufficient to meet our current needs.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On July 15, 2021, our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “RPID.” Prior to that time, there was no public market for our common stock. On August 5, 2024, our Class A common stock was transferred to the Nasdaq Capital Market. There is no established public trading market for our Class B common stock.
Holders
As of February 24, 2025, there were 35 holders of record of our Class A common stock and 1 holder of record of our Class B common stock.
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
Item 6. Reserved.

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
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we are implementing certain actions to reduce costs including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). These actions are expected to result in approximately $6 million to $7 million in annual cash savings and enable us to achieve our goal of positive cash flow by the end of 2027 without additional financing. We plan to continue to invest in key initiatives that are expected to drive future revenue growth and gross margin improvement, including product development and cost reduction programs. We recorded a charge of $0.6 million in the third quarter of 2024 related to the Operational Efficiency Program.
On February 21, 2025, we entered into a Distribution and Collaboration Agreement (the “Distribution Agreement”) with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma ("MilliporeSigma”). Pursuant to the Distribution Agreement, we granted MilliporeSigma a global, co-exclusive right to sell our products, initially consisting of our Growth Direct systems and related consumables, into all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces in all regions of the world. During the term of the Distribution Agreement, MilliporeSigma will receive tier-based transfer pricing on such products. We will continue to directly market, sell, manufacture and distribute our products and provide all services to customers, including in respect of system installation, validation, maintenance and support.

Over the first two years of the Distribution Agreement, MilliporeSigma has committed to purchase a minimum number of Growth Direct systems. Thereafter, we and MilliporeSigma will evaluate and mutually agree on additional purchase commitments, if any. Pursuant to the Distribution Agreement, we are permitted to continue to sell our products independently and through our existing distributors, but we may not grant the right to sell the products covered by the Distribution Agreement to other third parties so long as a purchase commitment by MilliporeSigma is in place. The initial term of the Distribution Agreement is five years, unless earlier terminated by us or MilliporeSigma in accordance with its terms.

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, within six months, the parties intend to negotiate in good faith towards a supply agreement, pursuant to which the parties will explore cost-saving measures within our supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, within one year, the parties intend to negotiate in good faith towards a services agreement to permit us and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement.
Since our inception, we have incurred net losses in each year. We generated revenue of $28.1 million and $22.5 million for the years ended December 31, 2024 and 2023, respectively, and incurred net losses of $46.9 million and $52.5 million for those same years. As of December 31, 2024, we had an accumulated deficit of $475.3 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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

While we implemented our Operational Efficiency Program with the goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our Operational Efficiency Program and intention to attain positive cash flow are based on our expectations and underlying assumptions of business performance that are generally consistent with our historical performance, including with respect to revenue growth and gross margin improvement, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. While we seek to achieve and sustain positive cash flow, if we are unable to generate revenue, improve our gross margins, and/or control our operating costs sufficiently, we may need to raise additional funding, which we would expect to secure through equity offerings, debt financings or a combination thereof. If we are unable to raise capital or enter into such agreements as, if and when, needed, we may have to significantly delay, scale back or discontinue our expansion plans including the further development and commercialization efforts of one or more of our products.
We believe that our cash, cash equivalents and investments as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
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
Expansion within our existing customer base
There is an opportunity to increase broader adoption and utilization of our Growth Direct platform throughout our existing customers’ organizations by existing customers purchasing more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of December 31, 2024, approximately 41% of our customers have purchased Growth Direct systems for multiple sites, and approximately 57% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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
We made the Growth Direct Rapid Sterility application available for commercial sale and placed the first Rapid Sterility system at one of our existing customers in the second quarter of 2024. We plan to continue efforts to scale our manufacturing capabilities for the Rapid Sterility application.

Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection and other software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a relatively small (but varied) group of customers each year, so it is subject to variability from quarter to quarter.
Gross margin improvement
The majority of our customers are large global pharmaceutical manufacturers and CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after-sales service. Given our current business scale, our revenues are not yet sufficient to fully cover these costs, impacting our current gross margin profile. For additional information, see Item 1. Business - Gross margin improvement included in this Annual Report on Form 10-K.
We have experienced positive trends in gross margin, improving from (49.8)% to (24.4)% to (0.4)% for the years ended December 31, 2022, 2023 and 2024, respectively. While we expect gross margins to continue to trend positively, expansion in gross margins in future periods may not be linear and may be subject to variability from period to period.
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

	Year Ended December 31,		Change Amount	%
	2024	2023
	(dollars in thousands)
Systems placed:
Systems placed in period	21	16	5	31.3%
Cumulative systems placed	162	141	21	14.9%
Systems validated:
Systems validated in period	16	18	(2)	(11.1%)
Cumulative systems validated	137	121	16	13.2%
Product and service revenue — total	$28,051	$22,519	$5,532	24.6%
Product and service revenue — recurring	$15,451	$13,546	$1,905	14.1%
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
Recurring revenue
We regularly assess trends relating to recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 55.1% and 60.2% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of systems validated and in routine use in the period, as well as other variables such as the volume of tests being conducted, and the test application(s) being used on those Growth Direct systems.
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

	Year Ended December 31, 2024	Percentage of total revenue	Year Ended December 31, 2023	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$18,728	66.8%	$14,805	65.7%
Service revenue	9,323	33.2%	7,714	34.3%
Total revenue	$28,051	100.0%	$22,519	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of December 31, 2024, we had placed 162 Growth Direct systems to forty-six customers globally, including 70% of the top twenty largest pharmaceutical companies as measured by revenue and the manufacturers of approximately 17% of U.S. Food and Drug Administration

("FDA") approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.
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
Consumables
Our consumable revenue is a recurring product revenue stream composed of three proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring ("EM") consumable, a Water/Bioburden ("W/BB") consumable, and a Sterility ("ST") consumable. Our proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.
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

Costs and operating expenses
Costs of revenue
Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, salaries and other personnel costs including stock-based compensation expense, contract manufacturer costs, scrap, warranty cost, inventory reserves, depreciation and amortization expense, allocated information technology and facility-related costs, overhead and other costs related to those sales recognized as product revenue in the period.
Cost of service revenue primarily consists of salaries and other personnel costs including stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training, and other expenses related to service revenue recognized in the period.
As part of our Operational Efficiency Program, we have implemented actions to reduce employee-related expenses and certain other non-employee related costs. For future periods, we expect our costs of revenue to increase or decrease commensurate with product and service volumes, albeit at a lesser rate. Such costs may be further impacted by our ongoing efforts to reduce product costs and increase manufacturing productivity and efficiencies as well as service productivity.
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
Sales and marketing
Sales and marketing expenses consist primarily of salaries, commissions, benefits and other personnel costs including stock-based compensation expense as well as costs relating to travel, consulting, public relations and allocated information technology and facility-related costs for our employees engaged in sales and marketing activities. As part of the Operational Efficiency Program, we have implemented actions to reduce sales and marketing employee-related expenses associated with reduced headcount and certain other non-employee-related costs. For future periods, we expect sales and marketing expenses to increase in future periods as the number of sales and marketing personnel grows and we continue to expand our geographic reach and capabilities, broaden our customer base and introduce new products.

General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including stock-based compensation expense for our executive, finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance, board of directors' fees and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. As part of our Operational Efficiency Program, we have implemented actions to reduce general and administrative employee-related expenses associated with reduced headcount and certain other non-employee-related costs. For future periods, we expect these expenses to increase or decrease, as applicable, as the size, scope and complexity of our general and administrative functions increase or decrease.
Other income (expense)
Interest income, net
Interest income, net is comprised primarily of interest income from investments.
Other (expense) income, net
Other (expense) income, net primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during the years ended December 31, 2024 and 2023, and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.
We have not recorded any U.S. federal or state income tax benefits for the net operating losses, or NOLs, we have incurred in each year or for the research and development tax credits we have generated in the United States. As of December 31, 2024, we had U.S. federal and state NOL carryforwards of $268.4 million and $114.8 million, respectively. These NOLs may be available to offset future taxable income and begin to expire in 2038 and 2032, respectively. Additionally, we had a U.S. federal NOL carryforward of $255.6 million generated since 2018, which do not expire. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $2.8 million and $3.2 million, respectively. These tax credits may be available to offset future tax liabilities and begin to expire in 2038 and 2025, respectively. Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future.
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

Results of operations
Comparison of the years ended December 31, 2024 and 2023

	Year Ended
	December 31, 2024	December 31, 2023	Change
			Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$18,728	$14,805	$3,923	26.5%
Service revenue	9,323	7,714	1,609	20.9%
Total revenue	$28,051	$22,519	$5,532	24.6%
Revenue
Product revenue increased by $3.9 million, or 26.5%, with the increase primarily attributable to an increase in Growth Direct system placements in 2024 as well as higher consumable shipment volumes due to an increase in cumulative validated Growth Direct systems. Additionally, higher selling prices for both consumables and systems as well as increased sales of other product were realized during the year.
Service revenue increased by $1.6 million, or 20.9%. The increase was largely due to increased recurring revenue from service contracts due to our growing number of validated Growth Direct systems at customer sites as well as increases in validation service revenue.
Costs of revenue

	Year Ended
	December 31, 2024	December 31, 2023	Change
			Amount	%
	(dollars in thousands)
Cost of product revenue	$21,041	$20,060	$981	4.9%
Cost of service revenue	$7,119	$7,944	$(825)	(10.4)%
Cost of product revenue increased by $1.0 million, or 4.9%. The increase was driven by costs related to higher volume of both Growth Direct system placements and consumable shipments. This increase was partially offset by a favorable mix impact of product sold as well as a reduction in our costs to manufacture our products.
Cost of service revenue decreased by $0.8 million, or 10.4%. This decrease was primarily due to lower employee-related costs due to lower headcount.
Research and development

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development	$14,597	$12,820	$1,777	13.9%
Percentage of total revenue	52.0%	56.9%
Research and development expenses increased by $1.8 million, or 13.9%. The increase in expense was attributable to higher spending on new product development activities, including our rapid sterility application, as well as increased headcount-related costs and higher facilities costs related to our new innovation center and lab in our Lexington, Massachusetts facility.

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$13,266	$13,322	$(56)	(0.4)%
Percentage of total revenue	47.3%	59.2%
Sales and marketing expenses remained relatively flat year over year. The slight decrease was primarily attributable to a reduction in consulting fees partially offset by an increase in headcount-related costs.
General and administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$21,947	$24,936	$(2,989)	(12.0)%
Percentage of total revenue	78.2%	110.7%
General and administrative expenses decreased by $3.0 million, or 12.0%. This decrease was primarily driven by a reduction in headcount. Lower public company operating costs, including business insurance premiums and legal fees as well as facility-related expenses, also contributed to the decrease.
Other income (expense)
Interest income, net
Interest income for the years ended December 31, 2024 and 2023 was $3.2 million and $4.2 million, respectively. The decrease of $1.0 million, or 24.8%, was due to lower investment balances during the year.
Other expense, net
Other (expense) income, which is comprised of miscellaneous expenses and income unrelated to our core business, remained relatively flat between the years ended December 31, 2024 and 2023.
Income tax expense
Income tax expense was less than $0.1 million for each of the years ended December 31, 2024 and 2023. The expense recorded related to our German and Swiss subsidiaries.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and proceeds from our IPO.
If our expectations and underlying assumptions of business performance, including revenue growth, gross margin improvements, and/or control of operating costs, are not realized, we may need to raise additional funding, which could be through equity offerings, debt financings or a combination thereof. For example, on December 15, 2023, we entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell shares of their Class A common stock. During the year ended December 31, 2024 through the filing date of this Annual Report on Form 10-K, we did not issue or sell any shares of our Class A common stock under this facility. If we are unable to raise capital as, if and when, needed, we may have to significantly delay, scale back or discontinue our expansion plans including further development and commercialization efforts of one or more of our products.

We believe that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2024 were issued.

As of December 31, 2024, we had the following cash and investment-related assets on our consolidated balance sheet (in thousands):

December 31, 2024
Cash and cash equivalents	$16,911
Short-term investments	33,821
Restricted cash	365
Total	$51,097
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $3.0 million as of December 31, 2024, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for office and back-up manufacturing space in Lexington, Massachusetts, which expires in June 2029. The sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $3.4 million as of December 31, 2024, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for the Lexington facility for an additional five years following expiration of the sublease.
For additional information on our contractual obligation and commitments please see Note 14 — Commitments and Contingencies to our consolidated financial statements.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(44,153)	$(45,081)
Net cash provided by investing activities	36,657	42,153
Net cash provided by financing activities	203	149
Net decrease in cash and cash equivalents and restricted cash	$(7,293)	$(2,779)
Operating activities
During the year ended December 31, 2024, net cash used in operating activities was $44.2 million, a decrease of $0.9 million compared to the prior year. The decreased use of net cash was primarily a result of working capital and reduced headcount resulting in less employee related costs, such as travel, business insurance, etc. The timing of payments to vendors and cash collections from customers contributed to the reduction in net cash used in operating activities.
Investing activities
During the year ended December 31, 2024, net cash provided by investing activities was $36.7 million, a decrease of $5.5 million compared to the year ended December 31, 2023. The change was largely attributable to lower cash inflows from maturities and sales of short-term investments (net of outflow for purchases), marginally offset by lower purchases of property and equipment.
Financing activities
During the year ended December 31, 2024, net cash provided by financing activities was $0.2 million, an increase of $0.1 million compared to the year ended December 31, 2023. In both periods, substantially all of the net cash provided by financing activities related to proceeds from stock option exercises and purchases from our ESPP.
Nasdaq notice of failure to satisfy a continued listing rule
On February 2, 2024, we received a notification letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") notifying us that the bid price for our Class A common stock, par value $0.01 per share, had closed below $1.00 per share for the preceding thirty consecutive business days and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In order to extend the time period during which we were required to regain compliance with the Bid Price Requirement, we transferred the listing of our Class A common stock to the Nasdaq Capital Market effective as of August 5, 2024. On November 11, 2024, we received a letter from the staff of Nasdaq indicating that we had regained compliance with the Bid Price Requirement, following ten (10) consecutive business days during which the closing bid price of our Class A common stock was equal to or greater than $1.00 per share.

Even though we have regained compliance with the Bid Price Requirement, there can be no assurance that we will in the future continue to comply with the Bid Price Requirement and other continued listing standards of Nasdaq in the future. If we fail to comply with one or more other Nasdaq listing rules, our Class A common stock may also become subject to delisting as a result of such deficiencies, then Nasdaq will issue a notice that we are not in compliance and we will need to take corrective actions in order to not be delisted. Such corrective actions could include a reverse stock split or a buyback of shares of our Class A common stock, which may adversely affect the liquidity of our Class A common stock or our cash balance, respectively.
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
We measure all restricted common stock and restricted stock granted to employees based on the common stock value on the date of grant. The purchase price of the restricted common stock was the common stock value on the date of grant.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
As of December 31, 2024, we had cash, cash equivalents and short-term investments of $50.7 million, which consisted of cash, money market funds, U.S. treasury bills, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
Foreign currency exchange risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation risk
While we have experienced some impact from inflation related mainly to our materials, labor and freight costs, we have been able to mitigate further impacts, including through long-term contracts and commitments with key suppliers. As a result, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant incremental inflationary pressures, we may not be able to meaningfully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer and emerging growth company, we are exempt from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

(a) Compensatory Arrangements of Certain Officers

On February 24, 2025, our board of directors approved the following additional bonus amounts granted at the discretion of the Board in excess of the amounts earned pursuant to predetermined performance objectives for the 2024 fiscal year: $100,534 for Robert Spignesi, President and Chief Executive Officer, $33,068 for Sean Wirtjes, Chief Financial Officer, and $33,068 for John Wilson, Chief Operating Officer. Each individual’s bonus was paid in cash on or about February 27, 2025.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement, or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services.
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts (PCAOB Auditor ID: 238).
The information required by this Item 14 will be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
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
Item 16. Form 10-K Summary.
We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Restated Certificate of Incorporation, as amended on May 23, 2024
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
3.3
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series A Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

3.4
Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant classifying and designating the Series B Junior Participating Cumulative Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

4.1
Specimen Stock Certificate evidencing the shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)

4.2	Forms of Common Stock Warrant Agreements (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)
4.3	Form of Series A1 Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)
4.4	Form of Series B1 Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)
4.5	Form of Series C1 Warrant Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)
4.6
Stockholder Rights Agreement, dated as of August 11, 2022, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 001-40592) filed on August 12, 2022)

4.7	Description of Capital Stock (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)
10.1
Lease Agreement, dated October 21, 2013, by and between the Registrant and Farley White Pawtucket, LLC, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)

10.2	Seventh Amended and Restated Investors' Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)
10.3
Sublease, dated June 8, 2021, by and between the Registrant and National Medical Care, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)

10.4†
Rapid Micro Biosystems, Inc. 2010 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)

10.5†
Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

10.6†
Rapid Micro Biosystems, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

10.7†
Rapid Micro Biosystems, Inc. 2023 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-271659) filed on May 4, 2023)

10.8†
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

10.9†
Employment Agreement, dated July 8, 2021, by and between the Registrant and Robert Spignesi (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

Exhibit Number	Description of Exhibit
10.10†
Employment Agreement, dated July 8, 2021, by and between the Registrant and Sean Wirtjes (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

10.11†
Employment Agreement, dated July 8, 2021, by and between the Registrant and John Wilson (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

10.12†
Employment Agreement, dated July 8, 2021, by and between the Registrant and Victoria Vezina (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on July 12, 2021)

10.13†	2021 Incentive Award Plan UK Sub-Plan (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 24, 2022)
10.14†
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

10.16†	Form of Retention Agreement (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 10, 2023)
10.17†
Form of Performance Restricted Stock Unit Agreement under the Rapid Micro Biosystems, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on March 10, 2023)

10.18
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

10.20†
First Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)

10.21*†	Second Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan
10.22+*	Distribution and Collaboration Agreement, dated February 21, 2025, by and between the Registrant and Millipore S.A.S.
19.1	Second Amended and Restated Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-257431) filed on June 25, 2021)
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy for Executive Officers (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description of Exhibit
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

RAPID MICRO BIOSYSTEMS, INC.
Date: February 28, 2025	By:	/s/ Robert Spignesi
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

Name	Title	Date

/s/ Robert Spignesi	President, Chief Executive Officer and Director	February 28, 2025
Robert Spignesi	(principal executive officer)

/s/ Sean Wirtjes	Chief Financial Officer	February 28, 2025
Sean Wirtjes	(principal financial officer and principal accounting officer)

/s/ Kirk D. Malloy, Ph.D.	Chair of the Board of Directors	February 28, 2025
Kirk D. Malloy, Ph.D.

/s/ Richard Kollender	Director	February 28, 2025
Richard Kollender

/s/ Melinda Litherland	Director	February 28, 2025
Melinda Litherland

/s/ Inese Lowenstein	Director	February 28, 2025
Inese Lowenstein

/s/ Natale Ricciardi	Director	February 28, 2025
Natale Ricciardi

/s/ Jeffrey Schwartz	Director	February 28, 2025
Jeffrey Schwartz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rapid Micro Biosystems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rapid Micro Biosystems, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
February 28, 2025

We have served as the Company’s auditor since 2010.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated balance sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$16,911	$24,285
Short-term investments	33,821	67,768
Accounts receivable	7,519	5,532
Inventory	20,200	19,961
Prepaid expenses and other current assets	2,466	2,869
Total current assets	80,917	120,415
Property and equipment, net	11,193	12,832
Right-of-use assets	5,163	6,240
Long-term investments	—	2,911
Other long-term assets	531	770
Restricted cash	365	284
Total assets	$98,169	$143,452
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,535	$1,973
Accrued expenses and other current liabilities	7,217	9,907
Deferred revenue	6,599	5,974
Lease liabilities, short-term	1,214	1,132
Total current liabilities	17,565	18,986
Lease liabilities, long-term	4,954	6,214
Other long-term liabilities	298	263
Total liabilities	22,817	25,463
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at December 31, 2024 and 2023; 37,729,242 shares and 37,099,909 shares issued and outstanding at December 31, 2024 and 2023, respectively	377	371
Class B common stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; 5,309,529 shares issued and outstanding at December 31, 2024 and 2023	53	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at December 31, 2024 and 2023; zero shares issued and outstanding at December 31, 2024 and 2023	—	—
Additional paid-in capital	550,157	546,051
Accumulated deficit	(475,274)	(428,385)
Accumulated other comprehensive income (loss)	39	(101)
Total stockholders’ equity	75,352	117,989
Total liabilities and stockholders’ equity	$98,169	$143,452
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Product revenue	$18,728	$14,805
Service revenue	9,323	7,714
Total revenue	28,051	22,519
Costs and operating expenses:
Cost of product revenue	21,041	20,060
Cost of service revenue	7,119	7,944
Research and development	14,597	12,820
Sales and marketing	13,266	13,322
General and administrative	21,947	24,936
Total costs and operating expenses	77,970	79,082
Loss from operations	(49,919)	(56,563)
Other income (expense):
Interest income, net	3,164	4,210
Other expense, net	(112)	(83)
Total other income, net	3,052	4,127
Loss before income taxes	(46,867)	(52,436)
Income tax expense	22	31
Net loss	$(46,889)	$(52,467)
Net loss per share — basic and diluted	$(1.08)	$(1.22)
Weighted average common shares outstanding — basic and diluted	43,575,705	43,024,039
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of comprehensive loss (In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(46,889)	$(52,467)
Other comprehensive income:
Unrealized gain on investments, net of tax	140	1,008
Comprehensive loss	$(46,749)	$(51,459)
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock upon exercise of common stock options	9,570	—	—	—	7	—	—	7
Issuance of Class A common stock under ESPP	287,217	3	—	—	228	—	—	231
Vesting of restricted stock units	332,546	3	—	—	(3)	—	—	—
Stock-based compensation expense	—	—	—	—	3,874	—	—	3,874
Net loss	—	—	—	—	—	(46,889)	—	(46,889)
Other comprehensive income	—	—	—	—	—	—	140	140
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	36,538,805	$366	5,553,379	$55	$540,775	$(375,918)	$(1,109)	$164,169
Conversion of Class B common stock to Class A common stock	243,850	2	(243,850)	(2)	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	8,830	—	—	—	6	—	—	6
Issuance of Class A common stock under ESPP	186,037	2	—	—	180	—	—	182
Vesting of restricted stock units	122,387	1	—	—	(1)	—	—	—
Restricted stock award liability accretion	—	—	—	—	341	—	—	341
Stock-based compensation expense	—	—	—	—	4,750	—	—	4,750
Net loss	—	—	—	—	—	(52,467)	—	(52,467)
Other comprehensive income	—	—	—	—	—	—	1,008	1,008
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,889)	$(52,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,362	3,105
Stock-based compensation expense	3,874	4,750
Noncash lease expense	1,166	1,203
Provision recorded for inventory	95	34
Accretion on investments	(1,024)	(2,295)
Other, net	34	34
Changes in operating assets and liabilities
Accounts receivable	(1,987)	(163)
Inventory	(335)	1,193
Prepaid expenses and other current assets	403	272
Other long-term assets	(150)	5
Accounts payable	562	(3,455)
Accrued expenses and other current liabilities	(3,890)	1,434
Deferred revenue	626	1,269
Net cash used in operating activities	(44,153)	(45,081)

Cash flows from investing activities:
Purchases of property and equipment	(1,365)	(1,845)
Purchases of investments	(35,035)	(62,492)
Sales of investments	3,957	—
Maturity of investments	69,100	106,490
Net cash provided by investing activities	36,657	42,153

Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	7	6
Proceeds from issuance of Class A common stock - employee stock purchase plan	231	180
Payments on finance lease obligations	(35)	(37)
Net cash provided by financing activities	203	149
Net decrease in cash, cash equivalents and restricted cash	(7,293)	(2,779)
Cash, cash equivalents and restricted cash at beginning of period	24,569	27,348
Cash, cash equivalents and restricted cash at end of period	$17,276	$24,569

	Year Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$40	$38
Supplemental disclosure of non-cash investing activities
Obtaining a right-of-use asset in exchange for a lease liability	$—	$151
Purchases of property and equipment in accounts payable/accrued expenses	$309	$443

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
Liquidity
The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate operating losses for the foreseeable future. To date, the Company has funded operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and proceeds from the IPO.
If the Company's expectations and underlying assumptions of business performance, including revenue growth, gross margin improvements, and control of operating costs, are not realized, the Company may need to reduce spending or raise additional funding which could be through equity offerings, debt financings or a combination thereof. For example, on December 15, 2023, the Company entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of their Class A common stock. During the year ended December 31, 2024 through the filing date of this Annual Report, we did not issue or sell any shares of our Class A common stock under this facility. If the Company is unable to raise capital as, if and when, needed, the Company may have to significantly delay, scale back or discontinue its expansion plans including further development and commercialization efforts of one or more of its products.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Year Ended December 31,
	2024	2023
Customer A	15.3%	16.5%
Customer B	14.4%	—%
	29.7%	16.5%
The following table presents customers that represent 10% or more of the Company’s accounts receivable:

	Year Ended December 31,
	2024	2023
Customer A	*	10.7%
Customer B	27.5%	*
Customer C	*	16.4%
Customer D	*	12.4%
Customer E	11.5%	*
Customer F	10.3%	21.4%
	49.3%	60.9%
______________________________
*– less than 10%
The Company relies on third parties for the supply and manufacture of certain of its products as well as logistics. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers to satisfactorily deliver its products to its customers on time, if at all, which could have a material adverse effect on the Company’s operating results, financial condition and cash flows and damage its customer relationships. There are no significant concentrations around a single third-party supplier or manufacturer for the year ended December 31, 2024 or 2023.
Cash and Cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At December 31, 2024 and 2023, the Company held cash of $0.2 million and $0.1 million in banks located outside of the U.S., respectively.

Restricted cash
As of December 31, 2024 and 2023, the Company was required to maintain guaranteed investment certificates with a value of $0.4 million and $0.3 million, respectively, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of landlords in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheet.
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
The Company’s short-term investments as of December 31, 2024 and 2023 had maturities of less than one year, and long-term investments as of December 31, 2023 had maturities greater than one year.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of December 31, 2024 and 2023, the allowance for doubtful accounts for expected credit losses was zero.
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
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million and $1.4 million of software development costs primarily related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at both December 31, 2024 and 2023, respectively, net of accumulated amortization of $1.1 million and $0.7 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. There was $0.4 million and $0.3 million of amortization expense recorded in the consolidated statement of operations for the year ended December 31, 2024 and 2023, respectively.
Impairment of long-lived assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 or 2023.
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
The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
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

	Year Ended December 31,
	2024	2023
Balance, beginning of the period	$689	$872
Warranty provisions	—	171
Warranty repairs	(169)	(354)
Balance, end of the year	$520	$689
Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis, specifically net loss on the consolidated statement of operations, for purposes of evaluating financial performance and allocating resources. The CODM reviews all functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are interest income, other expense, and provision for income taxes. These line items are reflected in the consolidated statement of operations. The chief operating decision maker considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segment. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment that develops, manufactures, markets and sells systems and related LIMS connection software, consumables and services; and, accordingly, has one reportable segment for financial reporting purposes. The measure of the segment's assets is reported on the balance sheet as total consolidated assets. Substantially all of the Company’s long-lived assets are held in the United States.
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had less than $0.1 million in contract assets included in prepaid expenses and other current assets in the consolidated balance sheets as of both December 31, 2024 and 2023. These balances relate to unbilled amounts with customers.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of December 31, 2024 or 2023. Deferred revenue was $6.6 million and $6.0 million at December 31, 2024 and 2023, respectively. Revenue recognized during the year ended December 31, 2024 that was included in deferred revenue at the prior year-end was $4.6 million. Revenue recognized during the year ended December 31, 2023 that was included in deferred revenue at the prior year-end was $3.5 million.
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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Year Ended December 31,
	2024	2023
Product and service revenue — recurring	$15,451	$13,546
Product and service revenue — non-recurring	12,600	8,973
Total revenue	$28,051	$22,519
The following table presents the Company’s revenue, classified by the major geographic areas in which our customers were located (in thousands):

	Year Ended December 31,
	2024	2023
United States	$10,639	$9,879
Switzerland	5,668	3,995
Germany	3,049	2,116
Japan	2,053	2,562
All other countries	6,642	3,967
Total revenue	$28,051	$22,519
Contract acquisition costs
The Company incurs and pays commissions on systems, LIMS connection software, validation services, consumables, and service contracts. The period of the related revenue stream is typically less than one year in duration, and as such, the Company applies the practical expedient to expense the costs in the period in which they were incurred.
Cost of revenue
Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, contract manufacturer costs, salaries and other personnel costs including stock-based compensation expense, depreciation and amortization expense, scrap, warranty cost, inventory reserves, allocated information technology- and facility-related costs, overhead and other costs related to those sales recognized as product revenue in the period. Cost of service revenue primarily consists of salaries and other personnel costs including stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training and other expenses related to service revenue recognized in the period.
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
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising costs were $0.2 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively.
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
Comprehensive Income (loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, comprehensive income (loss) included gains of $0.1 million and $1.0 million, respectively, of unrealized gains on investments, net of tax.
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
In periods in which the Company reports a net loss attributable to common stockholders diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.
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

The new standard was adopted at December 31, 2024, had no material impact, and will be applied retrospectively for interim and annual periods.
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
In November 2024, the FASB issued ASU 2024-03, titled "Disaggregation of Income Statement Expenses." This update requires that public businesses provide more detailed disclosures about specific natural expense categories within their footnotes. The primary objective is to enhance transparency and provide investors with a clearer understanding of an entity's cost structure. The amendments in this update are effective for both annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. The standard is effective on January 1, 2025 for fiscal year reporting. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The company is currently evaluating the impact on its consolidated financial statements and related disclosures.

3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,721	$—	$—	$13,721
Short-term investments	33,821	—	—	33,821
	$47,542	$—	$—	$47,542

	Fair value measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,306	$—	$—	$20,306
Short-term investments	62,625	5,143	—	67,768
Long term investments	2,911	—	—	2,911
	$85,842	$5,143	$—	$90,985
During the years ended December 31, 2024 and 2023, respectively, there were no transfers between Level 1, Level 2 and Level 3.
Cash equivalents
Cash equivalents consist of money market funds and treasury bills, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.
Valuation of short-term and long-term investments
U.S. Treasury bills and notes included in short-term and long-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy. The Company's certificates of deposit included in short-term investments were valued using quoted prices for similar assets in active markets (or identical assets in inactive markets), which represent a Level 2 measurement within the fair value hierarchy. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2024 and 2023.

4. Investments
Short-term and long-term investments by investment type consisted of the following (in thousands):

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	33,783	38	—	33,821
	$33,783	$38	$—	$33,821

	December 31, 2023
Short-term investments	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Certificates of Deposit	$5,164	$—	$(21)	$5,143
U.S. Government Treasury Bills	16,184	9	—	16,193
U.S. Government Treasury Notes	46,536	42	(146)	46,432
	$67,884	$51	$(167)	$67,768

Long-term Investments
U.S. Government Treasury Notes - Maturity Up To Two Years	2,896	15	—	2,911
	$2,896	$15	$—	$2,911
During the year ended December 31, 2024, the Company sold available-for-sale securities with a carrying value of $4.0 million and received proceeds of $4.0 million. As of December 31, 2024, the remaining available-for-sale investments had a fair value of $33.8 million.
5. Inventory
Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$10,560	$12,873
Work in process	372	150
Finished goods	9,268	6,938
Total	$20,200	$19,961
Raw materials, work in process and finished goods were net of adjustments to realizable value of $0.6 million as of December 31, 2024 and 2023.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid insurance	$838	$1,282
Contract asset	6	51
Deposits	489	667
Prepaid financing fees	290	292
Other	843	577
	$2,466	$2,869
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Manufacturing and laboratory equipment	$14,457	$13,750
Computer hardware and software	1,847	1,960
Office furniture and fixtures	638	589
Leasehold improvements	9,178	8,551
Construction-in-process	1,594	2,292
	27,714	27,142
Less: Accumulated depreciation	(16,521)	(14,310)
	$11,193	$12,832
Depreciation and amortization expense related to property and equipment was $2.9 million and $2.7 million for the years ended December 31, 2024 and 2023, respectively. The Company had $0.7 million and $0.2 million of fully depreciated assets disposed of during the years ended December 31, 2024 and 2023, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued employee compensation and benefits expense	$4,464	$4,808
Accrued vendor expenses	1,846	4,017
Accrued warranty expense	520	689
Accrued taxes	235	252
Other	152	141
	$7,217	$9,907
In July 2024, the Company completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, the Company implemented certain cost actions, including a reduction in the Company’s workforce, the closure of open and planned positions, and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). The Company recorded a related charge of $0.6 million in costs and operating expenses third quarter of 2024. The Company made $0.3 million in payments during the year ended December 31, 2024 related to the Operational Efficiency Program.

9. Common stock and common stock warrants
As of December 31, 2024 and 2023, the Company’s restated certificate of incorporation authorized the issuance of 210,000,000 shares and 10,000,000 shares of $0.01 par value Class A and Class B common stock, respectively. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2024, no cash dividends had been declared or paid.
As of December 31, 2024, there were 37,729,242 shares of Class A common stock issued and outstanding, and 5,309,529 shares of Class B common stock issued and outstanding.
On December 15, 2023, the Company entered into an ATM Agreement with Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock having aggregate sales proceeds of up to $50,000,000 from time to time through Cowen, acting as sales agent and/or principal. The prospectus filed by the Company related to the ATM Agreement permits the issuance and sale of up to $10,000,000 of shares of Class A common stock from time to time The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds from any sales of shares of its Class A common stock under this facility. During the years ended December 31, 2024 and 2023, the Company did not issue or sell any shares of its Class A common stock under the ATM Agreement.
As of December 31, 2024, the Company had reserved 23,899,504 shares of Class A common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10), for the exercise of outstanding common stock warrants and for the conversion of Class B common stock.
During the year-ended December 31, 2024, 2,159 warrants to purchase Class A common stock expired during the year.
As of December 31, 2024 and 2023, warrants to purchase the Class A common stock outstanding consisted of the following:

	December 31, 2024
Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	15,035	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
			1,020,144

	December 31, 2023
Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	17,194	$292.81
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021*	10	Equity	975,109	$1.46
			1,022,303
______________________________
*– The contractual terms of Class A common stock warrants remained consistent with the original terms of the preferred stock warrants which converted to Class A common stock warrants in connection with the IPO.

10. Stock-based compensation
2010 Stock Option and Grant Plan
The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provides for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.
Following the effectiveness of the IPO in July 2021, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that are forfeited or cancelled under the 2010 Plan will be available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”), which became effective in connection with the IPO of Class A common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of December 31, 2024, there were 5,073,051 shares available for issuance under the 2021 Plan.
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
2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In February 2024, the Company amended its Inducement Plan to reserve an additional 225,000 shares of its Class A common stock. The amendment was adopted by the compensation committee of the board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, 217,013 shares were available for future issuance under the Inducement Plan. In February 2025, the Company amended its Inducement Plan to reserve an additional 476,000 shares of its Class A common stock. The amendment was adopted by the board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Stock options
The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	6,530,511	$2.59	7.12	$—
Granted	952,470	0.93
Exercised	(9,570)	0.75
Expired	(587,552)	3.26
Forfeited	(589,354)	1.38
Outstanding as of December 31, 2024	6,296,505	$2.39	6.18	$135
Options vested and expected to vest as of December 31, 2024	6,296,505	$2.39	6.18	$135
Options exercisable as of December 31, 2024	4,597,682	$2.64	5.36	$121
During the years ended December 31, 2024 and 2023, the Company granted to employees, officers and directors options to purchase 952,470 shares and 2,039,155 shares, respectively, of common stock. The Company recorded stock-based compensation expense for options granted to employees, officers, and directors of $2.3 million and $3.1 million during the years ended December 31, 2024 and 2023, respectively.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option- pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.31%	3.90%
Expected term (in years)	5.9	6.0
Expected volatility	49.8%	47.1%
Expected dividend yield	0%	0%
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.
The intrinsic value of stock options exercised during both of the years ended December 31, 2024 and 2023 was less than $0.1 million.
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 was $0.48 and $0.59, respectively.
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
Restricted stock units
Restricted stock unit grants to employees have a three-year vesting term in which vesting occurs annually on the anniversary of the grant date. During the year ended December 31, 2024, the Company granted restricted stock units with service-based vesting conditions as well as restricted stock units with a combination of service-based and Company performance-based vesting conditions. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The Company recorded stock-based compensation expense for restricted stock units granted to employees and officers of $1.6 million and $1.5 million during the years ended December 31, 2024 and 2023, respectively.
The following table summarizes restricted stock units granted to Company employees during the year ended December 31, 2024:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2023	1,681,760	$2.28
Granted	1,194,965	$0.94
Vested	(477,386)	$3.05
Forfeited	(457,651)	$1.45
Unvested as of December 31, 2024	1,941,688	$1.46
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2024 and 2023 was $0.94 and $1.22, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $0.4 million and $0.2 million, respectively.
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
During the years ended December 31, 2024 and 2023, there were 287,217 and 186,037, respectively, shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for both of the years ended December 31, 2024 and 2023. As of December 31, 2024, 956,940 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. At the grant date, the following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.98%	5.32%
Expected term (in years)	0.5	0.5
Expected volatility	45.9%	47.8%
Expected dividend yield	0%	0%

Stock-based compensation
Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$517	$642
General and administrative	2,429	3,085
Sales and marketing	417	494
Research and development	511	529
Total stock-based compensation expense	$3,874	$4,750
As of December 31, 2024, total unrecognized compensation expense related to unvested stock options held by employees and directors was $1.7 million, which is expected to be recognized over weighted-average period of 1.4 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $1.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.
11. Income taxes
The components of the Company’s loss before income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(46,872)	$(52,455)
Foreign	5	19
Loss before income tax provision	$(46,867)	$(52,436)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current income tax provision:
Federal	$—	$—
State	—	—
Foreign	22	31
Total current income tax expense	22	31
Deferred income tax provision:
Federal	(9,846)	(11,177)
State	(1,648)	(1,241)
Foreign	—	—
Total deferred income tax provision	(11,494)	(12,418)
Change in deferred tax asset valuation allowance	11,494	12,418
Total expense for income taxes	$22	$31

During the years ended December 31, 2024 and 2023, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The only income tax provision was generated from operations in Germany and Switzerland. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.8	1.9
Foreign tax differential	(0.1)	—
Federal and state research and development tax credits	1.3	1.3
Change in valuation allowance	(23.8)	(23.2)
Permanent differences	(1.0)	(1.1)
Other differences	(0.3)	—
Effective income tax rate	(0.1)%	(0.1)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$65,302	$55,761
Research and development credit carryforwards	6,042	5,361
Research and development capitalized costs	8,297	7,100
Inventories	326	343
Lease liability	1,413	1,656
Accrued expenses	1,244	1,352
Unrealized loss	—	24
Other	1,500	1,281
Total deferred tax assets	84,124	72,878
Deferred tax liabilities:
Right-of-use assets	(1,188)	(1,405)
Unrealized gain	(9)	—
Depreciation	(353)	(359)
Total deferred tax liabilities	(1,550)	(1,764)
Valuation allowance	(82,574)	(71,114)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $268.4 million and $114.8 million, respectively, which may be available to offset future taxable income and begin to expire at various dates beginning in 2038 and 2032, respectively. Additionally, the Company had U.S. federal NOLs of $255.6 million generated since 2018 that will not expire.
As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $2.8 million and $3.2 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2038 and 2025, respectively.
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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance of $82.6 million and $71.1 million has been established against the net deferred tax assets as of December 31, 2024 and 2023, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased $11.5 million during the year ended December 31, 2024 primarily due to net operating losses generated, capitalized research and development expenses, and research and development tax credits.
The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. federal, state, and foreign income tax expense. For the years ended December 31, 2024, and 2023, the Company recognized zero in interest and penalties. The Company had zero of interest and penalties accrued as of December 31, 2024 and 2023, respectively.
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

12. Net loss per share
Net loss per share attributable to the common stockholders
As of December 31, 2024, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the shares have any preference rights to dividends to other shares.
Basic and diluted net loss per share attributable to common stockholders was calculated as follow (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(46,889)	$(52,467)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	38,266,176	37,612,962
Weighted average Class B common shares outstanding—basic and diluted	5,309,529	5,411,077
Total shares for EPS—basic and diluted	43,575,705	43,024,039
Net loss per share attributable to Class A common stockholders—basic and diluted	$(1.08)	$(1.22)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(1.08)	$(1.22)
The Company’s potentially dilutive securities, which include common stock options, restricted common stock units, and common stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	6,296,505	6,530,511
Warrants to purchase common stock	284,165	286,324
Unvested restricted common stock units	1,941,688	1,681,760
Options to purchase common stock under ESPP	102,509	224,510
	8,624,867	8,723,105
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,334	$1,285
Operating cash outflows - payments on financing leases	$40	$38
Financing cash outflows - payments on financing leases	$35	$37
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$151

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating Leases:
Operating lease assets	$4,998	$5,972

Operating lease liabilities, short-term	$1,167	$1,090
Operating lease liabilities, long-term	4,784	5,952
Total operating lease liabilities	$5,951	$7,042

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(221)	(118)
Net property, plant and equipment	$165	$268

Lease liabilities, short-term	$47	$42
Lease liabilities, long-term	170	262
Total financing lease liabilities	$217	$304

Weighted-average remaining lease term - operating leases (in years):	4.54	5.54
Weighted-average remaining lease term - financing leases (in years):	4.50	5.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,218	$1,203
Financing lease cost - amortization of right-of-use asset	45	49
Financing lease cost - interest on lease liability	40	38
Variable lease cost	885	694
Total lease cost	$2,188	$1,984
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $2.1 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for both of the years ended December 31, 2024 and 2023.

Maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating Lease Maturities
2025	$1,368
2026	1,401
2027	1,435
2028	1,468
Thereafter	805
Total lease payments	$6,477
Less imputed interest	(526)
Total present value of lease liabilities	$5,951
Maturities of the Company’s financing lease liability as of December 31, 2024 were as follows (in thousands):

Financing Lease Maturities
2025	$75
2026	75
2027	75
2028	75
Thereafter	38
Total lease payments	$338
Less imputed interest	(121)
Total present value of lease liabilities	$217
14. Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.
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
15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the

Company’s board of directors. The Company made contributions of $0.8 million to the plan during both the years ended December 31, 2024 and 2023.
16. Subsequent Events
On February 21, 2025, the Company entered into a Distribution and Collaboration Agreement (the “Distribution Agreement”) with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma ("MilliporeSigma”). Pursuant to the Distribution Agreement, the Company granted MilliporeSigma a global, co-exclusive right to sell our products, initially consisting of our Growth Direct systems and related consumables, into all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces in all regions of the world. During the term of the Distribution Agreement, MilliporeSigma will receive tier-based transfer pricing on such products. The Company will continue to directly market, sell, manufacture and distribute our products and provide all services to customers, including in respect of system installation, validation, maintenance and support.

Over the first two years of the Distribution Agreement, MilliporeSigma has committed to purchase a minimum number of Growth Direct systems. Thereafter, the Company and MilliporeSigma will evaluate and mutually agree on additional purchase commitments, if any. Pursuant to the Distribution Agreement, the Company is permitted to continue to sell its products independently and through its existing distributors, but the Company may not grant the right to sell the products covered by the Distribution Agreement to other third parties so long as a purchase commitment by MilliporeSigma is in place. The initial term of the Distribution Agreement is five years, unless earlier terminated by the Company or MilliporeSigma in accordance with its terms.

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, within six months, the parties intend to negotiate in good faith towards a supply agreement, pursuant to which the parties will explore cost-saving measures within the Company's supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, within one year, the parties intend to negotiate in good faith towards a services agreement to permit the Company and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement. At this time, an estimate of the impact of the Distribution Agreement on our financial statements cannot be made.