Form 10-Q
period 2025-03-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2025-05-09
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, there were 39,332,172 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of May 6, 2025, there were 4,499,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our goal to achieve positive cash flow by the end of 2027, our efforts to reduce our use of cash for operating and investing activities and the assumptions underlying such goal;
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
•our ability to remain in compliance with the listing requirements of Nasdaq;
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,906	$16,911
Short-term investments	22,764	33,821
Accounts receivable	4,521	7,519
Inventory	20,722	20,200
Prepaid expenses and other current assets	2,269	2,466
Total current assets	69,182	80,917
Property and equipment, net	10,563	11,193
Right-of-use assets, net	4,903	5,163
Other long-term assets	421	531
Restricted cash	365	365
Total assets	$85,434	$98,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,635	$2,535
Accrued expenses and other current liabilities	5,034	7,217
Deferred revenue	6,092	6,599
Lease liabilities, short-term	1,235	1,214
Total current liabilities	14,996	17,565
Lease liabilities, long-term	4,641	4,954
Other long-term liabilities	306	298
Total liabilities	19,943	22,817
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at March 31, 2025 and December 31, 2024; 39,191,669 shares and 37,729,242 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	392	377
Class B common stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 4,499,529 shares and 5,309,529 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	45	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	551,578	550,157
Accumulated deficit	(486,537)	(475,274)
Accumulated other comprehensive income	13	39
Total stockholders’ equity	65,491	75,352
Total liabilities and stockholders’ equity	$85,434	$98,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$4,101	$3,713
Service revenue	3,104	1,898
Total revenue	7,205	5,611
Costs and operating expenses:
Cost of product revenue	5,029	5,173
Cost of service revenue	1,772	1,961
Research and development	3,624	3,842
Sales and marketing	2,751	3,281
General and administrative	5,690	5,627
Total costs and operating expenses	18,866	19,884
Loss from operations	(11,661)	(14,273)
Other income (expense):
Interest income, net	466	983
Other expense, net	(61)	(29)
Total other income, net	405	954
Loss before income taxes	(11,256)	(13,319)
Income tax expense	7	3
Net loss	$(11,263)	$(13,322)
Net loss per share — basic and diluted	$(0.26)	$(0.31)
Weighted average common shares outstanding — basic and diluted	43,993,359	43,245,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(11,263)	$(13,322)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(26)	23
Comprehensive loss	$(11,289)	$(13,299)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
Issuance of Class A common stock under ESPP	127,335	1	—	—	89	—	—	90
Vesting of restricted stock units	251,707	3	—	—	(3)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	273,385	3	—	—	293	—	—	296
Stock-based compensation expense	—	—	—	—	1,042	—	—	1,042
Conversion of Class B common stock to Class A common stock	810,000	8	(810,000)	(8)	—	—	—	—
Net loss	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)
Balances at March 31, 2025	39,191,669	$392	4,499,529	$45	$551,578	$(486,537)	$13	$65,491

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock under ESPP	198,299	2	—	—	166	—	—	168
Vesting of restricted stock units	185,331	2	—	—	(2)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	20	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Net loss	—	—	—	—	—	(13,322)	—	(13,322)
Other comprehensive income	—	—	—	—	—	—	23	23
Balances at March 31, 2024	37,483,559	375	5,309,529	53	547,300	(441,707)	(78)	105,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,263)	$(13,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	847	806
Loss on fixed asset impairment	19	—
Stock-based compensation expense	1,042	1,085
Provision for excess and obsolete inventory	235	85
Noncash lease expense	305	305
Accretion on investments	32	(500)
Other	9	8
Changes in operating assets and liabilities:
Accounts receivable	2,998	611
Inventory	(1,075)	(543)
Prepaid expenses and other current assets	196	(415)
Accounts payable	100	(809)
Accrued expenses and other current liabilities	(2,003)	(3,095)
Deferred revenue	(507)	259
Net cash used in operating activities	(9,065)	(15,525)

Cash flows from investing activities:
Purchases of property and equipment	(319)	(585)
Purchases of investments	—	(4,380)
Maturity of investments	11,000	18,480
Net cash provided by investing activities	10,681	13,515
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	296	—
Proceeds from issuance of Class A common stock - employee stock purchase plan	90	168
Payments on finance lease obligations	(7)	(10)
Net cash provided by financing activities	379	158
Net decrease in cash, cash equivalents and restricted cash	1,995	(1,852)
Cash, cash equivalents and restricted cash at beginning of period	17,276	24,569
Cash, cash equivalents and restricted cash at end of period	$19,271	$22,717

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$12	$9

Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$106	$348
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
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
Liquidity
The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate operating losses in the near to medium term. To date, the Company has funded operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and proceeds from our Company's initial public offering ("IPO").
If the Company's expectations and underlying assumptions of business performance, including revenue growth, gross margin improvement, and control of operating costs, are not realized, the Company may need to reduce spending or raise additional funding which could be through equity offerings, debt financings or a combination thereof. For example, on December 15, 2023, the Company entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock. During the three months ended March 31, 2025 through the filing date of this Quarterly Report, the Company did not issue or sell any shares of its Class A common stock under this facility. If the Company is unable to raise capital as, if and when, needed, the Company may have to significantly delay, scale back or discontinue its expansion plans including further development and commercialization efforts of one or more of its products.
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
There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2025, as compared to those disclosed in Note 2 of the audited consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Risk of concentrations of credit, significant customers and significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of high credit quality, and does not believe that it is subject to unusual credit risk beyond the credit risk associated with commercial banking relationships.
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
	2025	2024
Customer A	17.4%	19.4%
Customer B	15.6%	14.3%
Customer C	12.3%	*
	45.3%	33.7%
____________________________
*Represented less than 10%
The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	March 31,	December 31,
	2025	2024
Customer B	21.0%	*
Customer D	19.2%	11.5%
Customer A	13.6%	*
	53.8%	11.5%
____________________________
*Represented less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the three months ended March 31, 2025 or 2024.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At March 31, 2025 and December 31, 2024, the Company held cash of $0.1 million and $0.2 million, respectively, in banks located outside of the United States.
Restricted cash
As of both March 31, 2025 and December 31, 2024, the Company was required to maintain guaranteed investment certificates of $0.4 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of March 31, 2025 and December 31, 2024, the allowance for doubtful accounts for expected credit losses was zero.
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at March 31, 2025 and December 31, 2024, net of accumulated amortization of $1.2 million and $1.1 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For each of the three months ended March 31, 2025 and 2024, there was $0.1 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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
The Company’s cash equivalents and short-term investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$520	$689
Warranty provisions	—	—
Warranty repairs	—	—
Balance, end of period	$520	$689
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had less than $0.1 million in contract assets as of both March 31, 2025 and December 31, 2024 included in prepaid expenses and other current assets.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of March 31, 2025 or December 31, 2024. Deferred revenue was $6.1 million and $6.6 million at March 31, 2025 and December 31, 2024, respectively. Revenue recognized during each of the three months ended March 31, 2025 and 2024 that was included in deferred revenue at the prior period-end was $2.1 million and $1.4 million, respectively.
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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended March 31,
	2025	2024
Product and service revenue — recurring	$3,969	$3,743
Product and service revenue — non-recurring	3,236	1,868
Total revenue	$7,205	$5,611
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$2,026	$2,149
Switzerland	1,480	972
Germany	1,309	464
Japan	1,124	800
All other countries	1,266	1,226
Total revenue	$7,205	$5,611
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three months ended March 31, 2025 and 2024.
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
The Company measures all restricted stock units granted based on the common stock value on the date of grant.
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

	Fair value measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$15,202	$—	$—	$15,202
Short-term investments	22,764	—	—	22,764
	$37,966	$—	$—	$37,966

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,721	$—	$—	$13,721
Short-term investments	33,821	—	—	33,821
	$47,542	$—	$—	$47,542
During the three months ended March 31, 2025 and 2024, there were no transfers in or out of Level 3.

Valuation of short-term investments
U.S. Treasury bills and notes included in short-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy.
4. Investments
Short-term investments by investment type consisted of the following (in thousands):

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$22,751	$13	$—	$22,764
	$22,751	$13	$—	$22,764

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	33,783	38	—	33,821
	$33,783	$38	$—	$33,821

5. Inventory
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$10,355	$10,560
Work in process	733	372
Finished goods	9,634	9,268
Total	$20,722	$20,200
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.7 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$535	$838
Contract asset	6	6
Deposits	349	489
Prepaid financing fees	290	290
Other	1,089	843
	$2,269	$2,466

7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Manufacturing and laboratory equipment	$14,833	$14,457
Computer hardware and software	1,847	1,847
Office furniture and fixtures	682	638
Leasehold improvements	9,378	9,178
Construction-in-process	1,072	1,594
	27,812	27,714
Less: Accumulated depreciation	(17,249)	(16,521)
	$10,563	$11,193

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended March 31, 2025 and 2024.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee compensation and benefits expense	$2,516	$4,464
Accrued vendor expenses	1,598	1,846
Accrued warranty expense	520	520
Accrued taxes	250	235
Other	150	152
	$5,034	$7,217
9. Common stock and common stock warrants
As of both March 31, 2025 and December 31, 2024, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of March 31, 2025, no cash dividends had been declared or paid.
During the quarter ended March 31, 2025, a stockholder converted 810,000 shares of Class B common stock into Class A common stock on a one-for-one basis pursuant to the terms of the Company’s certificate of incorporation. Following the conversion, the total number of Class B shares outstanding decreased by 810,000, and the total number of Class A shares outstanding increased by the same amount. The conversion had no impact on the total number of shares outstanding or the Company’s equity balance.
As of March 31, 2025, the Company had reserved 28,866,867 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.

Outstanding warrants to purchase common stock consisted of the following at both March 31, 2025 and December 31, 2025:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	15,035	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
			1,020,144
____________________________
*In connection with the Company's IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants, with original issue dates between 2017-2020.
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
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of March 31, 2025, there were 5,531,001 shares available for issuance under the 2021 Plan.
2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company's board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In February 2024, the Company amended the Inducement Plan to reserve an additional 225,000 shares of its Class A common stock. The amendment was adopted by the compensation committee of the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, 217,013 shares were available for future issuance under the Inducement Plan. In February 2025, the Company amended the Inducement Plan to reserve an additional 476,000 shares of its Class A common stock. The amendment was adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2025, 217,013 shares were available for future issuance under the Inducement Plan.

Stock options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.3%	4.1%
Expected term (in years)	6.1	6.0
Expected volatility	51.0%	49.5%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	6,296,505	$2.39	6.18	$135
Granted	1,011,000	3.50
Exercised	(273,385)	1.07		$330
Expired	(73,864)	8.32
Forfeited	(6,530)	0.98
Outstanding as of March 31, 2025	6,953,726	$2.54	6.75	$7,985
Options vested and expected to vest as of March 31, 2025	6,953,726	$2.54	6.75	$7,985
Options exercisable as of March 31, 2025	4,504,464	$2.65	5.57	$5,795
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during each of the three months ended March 31, 2025 and 2024 was $0.3 million and less than $0.1 million, respectively.
The weighted average grant-date fair value per share of stock options granted during each of the three months ended March 31, 2025 and 2024 was $1.79 and $0.50, respectively.
Restricted stock units
Restricted stock unit grants typically have service-based vesting terms from one to three years. Vesting occurs annually on the anniversary of the grant date. During the three months ended March 31, 2025, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2024	1,941,688	$1.46
Granted	1,039,500	$3.50
Vested	(334,137)	$3.13
Forfeited	(15,151)	$0.98
Unvested as of March 31, 2025	2,631,900	$2.05
The weighted average grant-date fair value per share of restricted stock units granted during each of the three months ended March 31, 2025 and 2024 was $3.50 and $0.95, respectively. The total fair value of shares vested during the years ended March 31, 2025 and 2024 was $0.9 million and $0.3 million, respectively.

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
During the three months ended March 31, 2025, there were 127,335 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of three months ended March 31, 2025 and 2024. As of March 31, 2025, 1,206,897 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	5.4%
Expected term (in years)	0.5	0.5
Expected volatility	44.9%	49.4%
Expected dividend yield	0%	0%

Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$92	$147
Research and development	140	129
Sales and marketing	90	105
General and administrative	720	704
Total stock-based compensation expense	$1,042	$1,085
As of March 31, 2025, total unrecognized compensation expense related to unvested stock options held by employees and directors was $3.0 million, which is expected to be recognized over a weighted average period of 1.1 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $4.5 million, which is expected to be recognized over a weighted average period of 1.3 years.
11. Income taxes
During both the three months ended March 31, 2025 and 2024, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both March 31, 2025 and December 31, 2024 the Company recorded a full valuation allowance against its net deferred tax assets.
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
12. Net loss per share
As of March 31, 2025, the Company had Class A common stock and Class B common stock. Both share classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(11,263)	$(13,322)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	39,052,830	37,936,306
Weighted average Class B common shares outstanding—basic and diluted	4,940,529	5,309,529
Total shares for EPS—basic and diluted	43,993,359	43,245,835
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.26)	$(0.31)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.26)	$(0.31)
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

	March 31,
	2025	2024
Options to purchase common stock	6,953,726	7,111,175
Unvested restricted common stock	2,631,900	1,822,884
Warrants to purchase common stock	284,165	286,324
Options to purchase common stock under ESPP	13,444	11,559
	9,883,235	9,231,942
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$340	$331
Operating cash outflows - payments on financing leases	$12	$9
Financing cash outflows - payments on financing leases	$7	$10
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating Leases:
Operating lease assets	$4,747	$4,998

Operating lease liabilities, short-term	$1,186	$1,167
Operating lease liabilities, long-term	4,479	4,784
Total operating lease liabilities	$5,665	$5,951

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(230)	(221)
Net property, plant and equipment	$156	$165

Lease liabilities, short-term	$49	$47
Lease liabilities, long-term	162	170
Total financing lease liabilities	$211	$217

Weighted-average remaining lease term - operating leases (in years):	4.29	4.54
Weighted-average remaining lease term - financing leases (in years):	4.25	4.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$305	$305
Financing lease cost - amortization of right-of-use asset	9	12
Financing lease cost - interest on lease liability	12	9
Variable lease cost	203	205
Total lease cost	$529	$531
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended March 31, 2025 and 2024. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three months ended March 31, 2025 and 2024.
Maturities of the Company’s operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating Lease Maturities
2025 (excluding the three months ended March 31)	$1,028
2026	1,401
2027	1,435
2028	1,469
2029	804
Total lease payments	$6,137
Less imputed interest	(472)
Total present value of lease liabilities	$5,665
Maturities of the Company’s financing lease liability as of March 31, 2025 were as follows (in thousands):

Financing Lease Maturities
2025 (excluding the three months ended March 31)	$56
2026	75
2027	75
2028	75
2029	39
Total lease payments	$320
Less imputed interest	(109)
Total present value of lease liabilities	$211
14. Commitments and contingencies
Supplier agreements
In the ordinary course of business, the Company has and may in the future enter into agreements with suppliers that may require the Company to purchase or pay minimum or fixed amounts over the duration of the agreement. The Company currently has minimum purchase commitments of $1.1 million, $1.8 million, and $1.6 million expected to be incurred for the remainder of 2025, 2026, and 2027, respectively, under such agreements. These commitments are accrued as a liability when it is probable that a related future expenditure will be made, and such expenditure can be reasonably estimated.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.
Legal proceedings
The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to legal proceedings as incurred.
15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.3 million to the plan during each of the three months ended March 31, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2024, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “2024 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Since our inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, expanding our sales and marketing infrastructure to grow our sales, building global customer service and support teams to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. Prior to our IPO, we funded our operations primarily with proceeds from sales of preferred stock, borrowings under loan agreements and product and service sales, as well as our cost-reimbursement contract with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority ("BARDA").
Since our inception, we have incurred net losses in each year. We generated revenue of $7.2 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively, and incurred net losses of $11.3 million and $13.3 million for those same periods, respectively. As of March 31, 2025, we had an accumulated deficit of $486.5 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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

We believe that our cash, cash equivalents and investments as of March 31, 2025 enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”
Recent developments
In February 2025, the Company entered into a Distribution and Collaboration Agreement (the “Distribution Agreement”) with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma ("MilliporeSigma”). Pursuant to the Distribution Agreement, the Company granted MilliporeSigma a global, co-exclusive right to sell our products, initially consisting of our Growth Direct systems and related consumables, into all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces in all regions of the world. During the term of the Distribution Agreement, MilliporeSigma will receive tier-based transfer pricing on such products. The Company will continue to directly market, sell, manufacture and distribute our products and provide all services to customers, including in respect of system installation, validation, maintenance and support.

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

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, within six months, the parties intend to negotiate in good faith towards a supply agreement, pursuant to which the parties will explore cost-saving measures within the Company's supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, within one year, the parties intend to negotiate in good faith towards a services agreement to permit the Company and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement. At this time, an estimate of the impact of the Distribution Agreement on our financial statements cannot be made. However, we do expect to make incremental investments in our manufacturing and service organizations over time to support increased sales volumes related to the Distribution Agreement.
Effects of inflation and interest rates
The current inflationary and interest rate environment could have a negative impact on our results of operations, cash flows and overall financial condition. The widespread use of tariffs may have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. As a result, due to tariffs and other macroeconomic factors, we may experience inflationary pressures on significant cost categories including labor, materials and freight. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. In addition, inflation and increased interest rates (or the impact on the broader macroeconomic environment resulting from the foregoing) may decrease demand for our Growth Direct systems, as our customers may face economic uncertainty as a result. A decrease in demand for our products or increases in our costs, as well as any steps we may take to mitigate changes, could impact our overall growth. However, the related financial impact cannot be reasonably estimated at this time.

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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of March 31, 2025, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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

Gross margin improvement
The majority of our customers are large, global pharmaceutical manufacturers and CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after-sales service. In the third and fourth quarters of 2024 and continuing into the first quarter of 2025, we achieved positive gross margins for the first time in our company's history. Maintaining these positive gross margins in future periods will depend on our ability to execute on our business objectives, including generating sufficient revenues to cover the costs of producing and delivering our products and services. In addition, in order to further improve our gross margins, we seek to reduce such costs and are actively targeting numerous areas including:

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

At the same time, we also expect future revenues from both products and services to grow at rates significantly higher than the related costs to provide and support those products and services. As a result, we also expect increasing revenues from both products and services to contribute significantly to future gross margin expansion. While we expect gross margins to continue to trend positively in the future, expansion in gross margins in future periods may not be linear and may be subject to variability from period to period.
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

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	3	3	—	—%
Cumulative systems placed	165	144	21	14.6%
Systems validated:
Systems validated in period	9	3	6	200.0%
Cumulative systems validated	146	124	22	17.7%
Product and service revenue — total	$7,205	$5,611	$1,594	28.4%
Product and service revenue — recurring	$3,969	$3,743	$226	6.0%

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

The number of Growth Direct system placements and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing as well as access to customer sites (including the timing of customer site construction activities). As a result, we expect to experience continued variability in our period-to-period number of Growth Direct system placements due to the aforementioned factors.
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
The number of validated Growth Direct systems and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system placement volume and timing, whether customers have previously validated Growth Direct systems within their site or global network, access to customer sites, customer site readiness, availability of required customer personnel and the time to install and validate each individual system. As a result, we expect to experience continued fluctuations in our period-to-period number of Growth Direct systems validated due to the aforementioned factors.
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 55.1% and 66.7% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection and other software), consumables, validation services, service contracts, and field service. We primarily sell our products and services through direct sales representatives. Our sales arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended March 31, 2025	Percentage of Total Revenue	Three Months Ended March 31, 2024	Percentage of Total Revenue
	(in thousands)		(in thousands)
Product revenue	$4,101	56.9%	$3,713	66.2%
Service revenue	3,104	43.1%	1,898	33.8%
Total revenue	$7,205	100.0%	$5,611	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of March 31, 2025, we had placed 165

Growth Direct systems with approximately 50 customers globally, including approximately 70% of the top twenty pharmaceutical companies as measured by revenue, and the manufacturers of 17% of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.
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
We expect our Growth Direct system revenue to continue to grow over time as we increase system placements into our existing customers and markets and expand into new customers, markets and products.
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
We expect consumable revenue to increase in future periods as our base of cumulative validated Growth Direct systems grows and those systems enter routine use and utilize our consumables on a recurring, ongoing basis. In addition, greater utilization of our systems by our customers, as well as adoption by customers of new product offerings, including sterility-related consumables, is also expected to increase our consumables revenue.
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
Costs and operating expenses
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we implemented in August 2024 certain actions to reduce costs and expenses across the business (collectively, the "Operational Efficiency Program"). As part of our Operational Efficiency Program, we implemented actions to reduce employee-related expenses and certain other non-employee related costs. The reduced headcount and lower labor costs reflected in costs of revenue and the operating expense categories below was the result of the Operational Efficiency Program announced in August 2024. Our headcount at the end of the first quarter of 2025 was lower than our headcount at the end of the year ago quarter.
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
For future periods, we expect our costs of revenue to increase or decrease commensurate with product and service volumes. Such costs may be further impacted by our ongoing efforts to reduce product costs and increase manufacturing productivity and efficiencies as well as service productivity. In addition, our product costs may be adversely impacted by recently enacted and potential future tariffs by the U.S. and other jurisdictions in which we conduct business. At this time, while we do not expect such impacts on our product costs to rise to levels that are material to our results of operations in the near-term, future changes in policies and other macroeconomic conditions could materially and adversely affect our operating expenses and results of operations.
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
Income tax expense
We generated significant taxable losses during each of the three months ended March 31, 2025 and 2024 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(in thousands)
Revenue:
Product revenue	$4,101	$3,713	$388	10.4%
Service revenue	3,104	1,898	1,206	63.5%
Total revenue	7,205	5,611	1,594	28.4%
Costs and operating expenses:
Cost of product revenue	5,029	5,173	(144)	(2.8)%
Cost of service revenue	1,772	1,961	(189)	(9.6)%
Research and development	3,624	3,842	(218)	(5.7)%
Sales and marketing	2,751	3,281	(530)	(16.2)%
General and administrative	5,690	5,627	63	1.1%
Total costs and operating expenses	18,866	19,884	(1,018)	(5.1)%
Loss from operations	(11,661)	(14,273)	2,612	(18.3)%
Other income (expense):
Interest income, net	466	983	(517)	(52.6)%
Other expense, net	(61)	(29)	(32)	110.3%
Total other income (expense), net	405	954	(549)	(57.5)%
Loss before income taxes	(11,256)	(13,319)	2,063	(15.5)%
Income tax expense	7	3	4	133.3%
Net loss	$(11,263)	$(13,322)	$2,059	(15.5)%
Revenue
Product revenue increased by $0.4 million, or 10.4%, with the increase attributable to higher consumable volumes and other system-related revenue partially offset by a reduction in average consumable pricing due primarily to customer and product mix.
Service revenue increased by $1.2 million, or 63.5%. The increase in service revenue was primarily due to increases in revenue related to validations and installations (including one-time services unrelated to new system sales) as well as higher service contract revenue due to an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue decreased by $0.1 million, or 2.8%. The decrease was driven by lower labor and overhead costs in part due to the impact of cost reduction activities.
Cost of service revenue decreased by $0.2 million, or 9.6%. This decrease was primarily attributable to lower service headcount and headcount-related costs.

Research and development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$3,624	$3,842	$(218)	(5.7)%
Percentage of total revenue	50.3%	68.5%
Research and development expenses decreased by $0.2 million, or 5.7%. This decrease was primarily driven by lower head-count related costs including the impact from the cost reduction activities implemented in August 2024.
Sales and marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$2,751	$3,281	$(530)	(16.2)%
Percentage of total revenue	38.2%	58.5%
Sales and marketing expenses decreased by $0.5 million, or 16.2%. This decrease was primarily driven by lower headcount-related costs including the impact from the cost reduction activities implemented in August 2024.
General and administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$5,690	$5,627	$63	1.1%
Percentage of total revenue	79.0%	100.3%
General and administrative expenses remained relatively consistent, increasing by $0.1 million, or 1.1%. The increase was driven by recruiting costs, which were largely offset by lower headcount-related expenses, primarily as a result of cost reduction activities implemented in August 2024.
Other income (expense)
Interest income
Interest income, which is related to interest earned on our investments, decreased $0.5 million, or 52.6%, primarily as a result of lower investment balances during the three months ended March 31, 2025.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, was flat for each of the three months ended March 31, 2025 and 2024.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended March 31, 2025 and 2024. The expense in each period was attributable to an income tax provision related to our German subsidiary.

Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and the proceeds from our IPO.
We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were issued.
As of March 31, 2025, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

March 31, 2025

Cash and cash equivalents	$18,906
Short-term investments	22,764
Restricted cash	365
Total	$42,035
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $2.9 million as of March 31, 2025, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $3.3 million as of March 31, 2025, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(9,065)	$(15,525)
Net cash provided by investing activities	10,681	13,515
Net cash provided by financing activities	379	158
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,995	$(1,852)
Operating activities
During the three months ended March 31, 2025, net cash used in operating activities was $9.1 million, a decrease of $6.5 million compared to the three months ended March 31, 2024. The lower use of net cash was primarily a result of lower personnel-related costs due to reduced headcount, as well as the volume and timing of payments to vendors and increased customer cash receipts. This decrease was offset by increased inventory purchases and the timing of recognition of product and service revenue initially included in deferred revenue.

Investing activities
During the three months ended March 31, 2025, net cash provided by investing activities was $10.7 million, a decrease of $2.8 million compared to the three months ended March 31, 2024. Higher investment maturities in the prior-year period were offset by no investment purchases and a reduction in cash used to purchase property and equipment in the current-year period.
Financing activities
During the three months ended March 31, 2025, net cash provided by financing activities was $0.4 million, an increase of $0.2 million compared to the three months ended March 31, 2024. Higher proceeds from stock option exercises was the primary driver of this increase.
Seasonality
Our revenues vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that can impact our ability to progress system sales processes, deliver products and provide onsite services to our customers during those periods. We expect this variability to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics.
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
Our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K, other than as disclosed in Note 2 — Summary of Significant Accounting Policies — to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and inflationary pressure. There has been no material change in our exposure to market risks except as disclosed in Part II, Item 1A, "Risk Factors".
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

Our business involves significant risks. Stockholders should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our Class A common stock could decline and stockholders could lose all or part of their investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” on page 3. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our 2024 Form 10-K.
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve and maintain positive cash flow and profitability.
We have incurred significant losses since our inception. For the three months ended March 31, 2025, we incurred a net loss of $11.3 million. As of March 31, 2025, we had an accumulated deficit of $486.5 million. In July 2024, based on our enterprise-wide review of opportunities to realize operational efficiencies, we implemented certain cost-saving actions including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). However, in future periods, our operating expenses may continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our cash flow goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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
Our business is dependent on sales of our Growth Direct systems and related consumables and services. Our ability to achieve and maintain commercial market acceptance of our Growth Direct platform will depend on a number of factors, including:
•significant acceptance by drug manufacturers of automated microbial quality control ("MQC") testing;
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, we have experienced positive trends in our gross margins, improving from (27)% to 6% for the three months ended March 31, 2024 and March 31, 2025, respectively, and improving from (24)% for the twelve months ended December 31, 2023 to (0.4)% for the twelve months ended December 31, 2024. Expansion in gross margins in future periods may not be linear and may be subject to variability from period to period. Additionally, revenue growth and operating expenses may also be subject to variability from period to period. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
•our implementation of cost reduction efforts, and the resulting costs and savings related to these actions; and
•general market conditions and other factors, including factors, such as inflation and tariffs, unrelated to our operating performance or the operating performance of our competitors.
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
*We have in the past and may in the future fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could adversely affect our business, reputation and financial results and cause our stock price to decline.
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
Our actual business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, including our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness and the lead time needed for validation of our systems prior to customers using and purchasing our consumables, the costs of manufacturing and shipping our products or of providing services to our customers, as well as the impact of global economic uncertainty and financial market conditions, such as recently imposed and potential future tariffs, geopolitical events, such as conflicts in Ukraine and the Middle East, rising inflation, rising interest rates, and public health crises, all of which have in the past and may in the future adversely affect our business and operating results. For example, guidance that we provide is based on system purchase order commitments that we have in hand or expect to receive in the future, which may not be a reliable indicator. We recognize revenue upon the delivery of our systems to customers, at which point we also classify such systems as placed. Delivery of our systems to customers is dependent on a number of factors, many of which are beyond our control, including our customers’ plans and circumstances with respect to their manufacturing capabilities, such as the timing of construction activities. If our systems are not delivered on the timelines that we expect or at all, our expectations with respect to the recognition of revenue and number of systems placed may prove to be incorrect. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, we may experience adverse effects on our business and reputation and the price of our common stock could decline.
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments of $41.7 million as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this Quarterly Report on Form 10-Q. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. We do not currently have any committed external source of funds. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
As the number of customers using the Growth Direct platform grows and our volume of installed systems increases, we will need to continue to increase our capacity for customer service and support, including maintenance services of our systems, and expand our manufacturing capabilities. As a result, we will also need to purchase additional equipment, some of which can take several months or more to procure, setup and validate, and increase our personnel levels to meet increased demand. There is no assurance that any of these measures taken with respect to scale and expansion of personnel, equipment, manufacturing or services will be successfully implemented, or that we will have adequate space, including in our manufacturing facility, to accommodate such required expansion.
Additionally, we maintain certain levels of inventory to support future manufacturing efforts. If our inventory should exceed our customer demand, then it may not be sold at a pace that keeps up with the development of our technology and may therefore become obsolete or no longer be competitive in the marketplace. In addition, it is important for us to manage our consumables inventory to align production volumes with customer demand. We have experienced, and may in the future experience, expiry of certain limited shelf-life consumables in our inventory. Failure by us to adequately manage our inventory would adversely impact our working capital and gross margins.

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

Our Operational Efficiency Program that we implemented in July 2024 included a reduction in our workforce and the closure of open and planned positions. Any future similar actions or announcements, may make it increasingly difficult for us to hire and retain our executive officers, key employees, consultants and advisors. If we are unable to attract qualified personnel and retain our current employees, our ability to develop and sell our products could be limited and our business and customer relationships could be materially harmed.
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
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, with respect to the collection and processing of personal data relating to our personnel, customers and establishments in Europe, we are subject to the EU General Data Protection Regulation, or EU GDPR, the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) our offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of any of our establishments in the UK or any EEA Member State, such as our German subsidiary. In this Quarterly Report on Form 10-Q, references to “GDPR” encompass both the EU GDPR and UK GDPR, unless specific otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including transfers of personal data from Europe to the United States in certain circumstances. Any inability to transfer personal data from Europe to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Switzerland has also implemented data protection laws with similar obligations and triggers to the GDPR which we may be subject to in connection with our Swiss subsidiary, personnel and customers.
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
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of March 31, 2025, we had $0.5 million reserved for warranty costs. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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
High inflation rates, and the potential for a recession, could negatively impact our revenues and profitability if increases in the prices of our Growth Direct systems or a decrease in customer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Increased inflation, and the potential for a recession, may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Recently imposed and potential future tariffs may have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. In a volatile economic environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in capital spending by our customers or they have a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries, including China, have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Tariffs may also have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. If we are unable to manage such inflationary pressures, such as by passing along price increases to our customers or reduce product costs or operating expenses in other areas of our business, our gross margins, cash position and other elements of our results of operations may suffer. The global credit and financial markets have also generally experienced severe volatility and disruptions. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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

We currently conduct our primary development and manufacturing efforts at our facility located in Lowell, Massachusetts, and our primary development efforts at our facility located in Lexington, Massachusetts. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters, the severity and frequency of which may be amplified by global climate change, or other circumstances beyond our control, including fire, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our customers and develop products. The inability to manufacture our systems and consumables could develop if our Lowell, Massachusetts facility is inoperable or suffers a loss of utilization for even a short period of time and may result in the loss of customers or harm to our reputation. Disruptions in our manufacturing operations could also adversely affect our efforts to improve the gross margins of our products. Furthermore, our facilities and the equipment we use to perform our manufacturing and development could be unavailable or costly and time consuming to repair or replace. It would be difficult, time consuming and expensive to rebuild our facilities, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in manufacturing and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party. To mitigate certain of these risks associated with the manufacture of our consumables at our Lowell, Massachusetts facility, our Lexington, Massachusetts facility has been designed to serve as a back-up consumable manufacturing facility if needed. While we believe that we could, if necessary, transfer our manufacturing capabilities to the Lexington, Massachusetts facility, there can be no assurance that we would achieve such transfer in a timely manner or at all and mitigate disruption to our overall business.
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
Further, some open-source software licenses require users who distribute software containing open-source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open-source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open-

source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open-source software, derivative works or our proprietary source code that was developed using, or that is distributed with, such open-source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change re-engineer our platform, seek costly licenses from third parties or otherwise incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results.
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
Based on the number of shares of Class A common stock outstanding as of March 31, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. The Company has completed a Section 382 study through July 31, 2020 to assess the limitations on use of NOLs and research and development credits due to changes in control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. The Company has not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax (benefit) expense” and Note 11—Income taxes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.
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
3.1
Restated Certificate of Incorporation, as amended on May 23, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
10.1†
Second Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

10.2+
Distribution and Collaboration Agreement, dated February 21, 2025, by and between the Registrant and Millipore S.A.S. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 9, 2025

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)