Form 10-Q
period 2025-06-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2025-08-12
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, there were 39,710,799 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of August 8, 2025, there were 4,499,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•the expected impact of our recently-announced debt facility with Trinity Capital Inc., including with respect to our financial position, cash forecast and use of proceeds;
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
•Our existing and any future indebtedness could adversely affect our ability to operate our business;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,333	$16,911
Short-term investments	12,922	33,821
Accounts receivable	6,048	7,519
Inventory	20,560	20,200
Prepaid expenses and other current assets	2,283	2,466
Total current assets	60,146	80,917
Property and equipment, net	10,205	11,193
Right-of-use assets, net	4,640	5,163
Other long-term assets	311	531
Restricted cash	284	365
Total assets	$75,586	$98,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,334	$2,535
Accrued expenses and other current liabilities	5,678	7,217
Deferred revenue	6,136	6,599
Lease liabilities, short-term	1,255	1,214
Total current liabilities	16,403	17,565
Lease liabilities, long-term	4,324	4,954
Other long-term liabilities	314	298
Total liabilities	21,041	22,817
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at June 30, 2025 and December 31, 2024; 39,560,439 shares and 37,729,242 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	395	377
Class B common stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 4,499,529 shares and 5,309,529 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	45	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	552,502	550,157
Accumulated deficit	(498,395)	(475,274)
Accumulated other comprehensive income	(2)	39
Total stockholders’ equity	54,545	75,352
Total liabilities and stockholders’ equity	$75,586	$98,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$4,802	$4,537	$8,903	$8,250
Service revenue	2,460	2,081	5,564	3,979
Total revenue	7,262	6,618	14,467	12,229
Costs and operating expenses:
Cost of product revenue	5,315	4,917	10,344	10,090
Cost of service revenue	1,672	1,890	3,444	3,851
Research and development	3,230	3,744	6,854	7,586
Sales and marketing	3,114	3,627	5,865	6,908
General and administrative	6,079	5,818	11,769	11,445
Total costs and operating expenses	19,410	19,996	38,276	39,880
Loss from operations	(12,148)	(13,378)	(23,809)	(27,651)
Other income (expense):
Interest income, net	351	838	817	1,821
Other expense, net	(50)	(23)	(111)	(52)
Total other income, net	301	815	706	1,769
Loss before income taxes	(11,847)	(12,563)	(23,103)	(25,882)
Income tax expense	11	15	18	18
Net loss	$(11,858)	$(12,578)	(23,121)	(25,900)
Net loss per share — basic and diluted	$(0.27)	$(0.29)	$(0.52)	$(0.60)
Weighted average common shares outstanding — basic and diluted	44,648,602	43,616,501	44,321,566	43,431,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(11,858)	$(12,578)	$(23,121)	$(25,900)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	(15)	53	(41)	76
Comprehensive loss	$(11,873)	$(12,525)	$(23,162)	$(25,824)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
Issuance of Class A common stock under ESPP	127,335	1	—	—	89	—	—	90
Vesting of restricted stock units	251,707	3	—	—	(3)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	273,385	3	—	—	293	—	—	296
Stock-based compensation expense	—	—	—	—	1,042	—	—	1,042
Conversion of Class B common stock to Class A common stock	810,000	8	(810,000)	(8)	—	—	—	—
Net loss	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)
Balances at March 31, 2025	39,191,669	$392	4,499,529	$45	$551,578	$(486,537)	$13	$65,491
Vesting of restricted stock units	415,381	4	—	—	(4)	—	—	—
Tax withholding on settlement of restricted stock units	(158,908)	(2)	—	—	(416)	—	—	(418)
Issuance of Class A common stock upon exercise of common stock options	112,297	1	—	—	126	—	—	127
Stock-based compensation expense	—	—	—	—	1,218	—	—	1,218
Net loss	—	—	—	—	—	(11,858)	—	(11,858)
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balances at June 30, 2025	39,560,439	395	4,499,529	$45	$552,502	$(498,395)	$(2)	$54,545

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock under ESPP	198,299	2	—	—	166	—	—	168
Vesting of restricted stock units	185,331	2	—	—	(2)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	20	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Net loss	—	—	—	—	—	(13,322)	—	(13,322)
Other comprehensive income	—	—	—	—	—	—	23	23
Balances at March 31, 2024	37,483,559	375	5,309,529	53	547,300	(441,707)	(78)	105,943
Vesting of restricted stock units	113,074	1	—	—	(1)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	294	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,171	—	—	1,171
Net loss	—	—	—	—	—	(12,578)	—	(12,578)
Other comprehensive income	—	—	—	—	—	—	53	53
Balances at June 30, 2024	37,596,927	$376	5,309,529	$53	$548,470	$(454,285)	$(25)	$94,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,121)	$(25,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,658	1,634
Loss on fixed asset impairment	19	—
Stock-based compensation expense	2,260	2,256
Provision for excess and obsolete inventory	441	95
Noncash lease expense	609	609
Accretion on investments	149	(890)
Other	17	18
Changes in operating assets and liabilities:
Accounts receivable	1,471	521
Inventory	(1,119)	(1,564)
Prepaid expenses and other current assets	182	502
Other long-term assets	—	1
Accounts payable	800	207
Accrued expenses and other current liabilities	(1,668)	(2,586)
Deferred revenue	(463)	(547)
Net cash used in operating activities	(18,765)	(25,644)

Cash flows from investing activities:
Purchases of property and equipment	(685)	(1,044)
Purchases of investments	(2,290)	(4,368)
Maturity of investments	23,000	43,744
Net cash provided by investing activities	20,025	38,332
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	423	—
Proceeds from issuance of Class A common stock - employee stock purchase plan	90	168
Tax withholding on settlement of restricted stock units	(418)	—
Payments on finance lease obligations	(14)	(20)
Net cash provided by financing activities	81	148
Net decrease in cash, cash equivalents and restricted cash	1,341	12,836
Cash, cash equivalents and restricted cash at beginning of period	17,276	24,569
Cash, cash equivalents and restricted cash at end of period	$18,617	$37,405

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$24	$17

Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$75	$277
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
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
On August 8, 2025, the Company entered into a Loan and Security Agreement ("LSA") with the lenders party thereto and Trinity Capital Inc., as administrative agent and collateral agent, with an aggregate principal amount of $45.0 million, with $20.0 million drawn on the first tranche and up to an additional $20.0 million in the aggregate, across two equal tranches, available if certain commercial and operational milestones are met, and up to an additional $5.0 million at the lenders' sole discretion.
If the Company's expectations and underlying assumptions of business performance, including revenue growth, gross margin improvement, and control of operating costs, are not realized, the Company may need to reduce spending or raise additional funding which could be through equity offerings, additional debt financings or a combination thereof. For example, on December 15, 2023, the Company entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock. During the three and six months ended June 30, 2025 through the filing date of this Quarterly Report, the Company did not issue or sell any shares of its Class A common stock under this facility. If the Company is unable to raise capital as, if and when, needed, the Company may have to significantly delay, scale back or discontinue its expansion plans including further development and commercialization efforts of one or more of its products.

The Company expects that its existing cash, cash equivalents and investments, together with the Company's initial drawdown of $20.0 million under the LSA, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued.

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
There have been no significant changes to the Company's significant accounting policies during the three and six months ended June 30, 2025, as compared to those disclosed in Note 2 of the audited consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	11.5%	17.8%	14.4%	18.5%
Customer B	11.2%	*	11.7%	*
	22.7%	17.8%	26.1%	18.5%
____________________________
*Represented less than 10%
The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	June 30,	December 31,
	2025	2024
Customer C	18.4%	*
Customer D	16.4%	*
Customer E	14.3%	11.5%
Customer F	11.0%	*
	60.1%	11.5%
____________________________
*Represented less than 10%

The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the six months ended June 30, 2025 or 2024.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At June 30, 2025 and December 31, 2024, the Company held cash of $0.2 million in banks located outside of the United States.
Restricted cash
As of both June 30, 2025 and December 31, 2024, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of June 30, 2025 and December 31, 2024, the allowance for doubtful accounts for expected credit losses was zero.
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at June 30, 2025 and December 31, 2024, net of accumulated amortization of $1.3 million and $1.1 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended June 30, 2025 and 2024, there was $0.1 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, there was $0.2 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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
Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$520	$689	$520	$689
Warranty provisions	—	—	—	—
Warranty repairs	(85)	(169)	(85)	(169)
Balance, end of period	$435	$520	$435	$520

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

Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had less than $0.1 million in contract assets as of both June 30, 2025 and December 31, 2024 included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of June 30, 2025 or December 31, 2024. Deferred revenue was $6.1 million and $6.6 million at June 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended June 30, 2025 and 2024 that was included in deferred revenue at the prior period-end was $1.1 million and $1.4 million, respectively. Revenue recognized during each of the six months ended June 30, 2025 and 2024 that was included in deferred revenue at the prior period-end was $3.2 million and $2.8 million, respectively.
Disaggregated revenue
The Company disaggregates revenue based on the recurring and non-recurring nature of the underlying sale. Recurring revenue includes sales of consumables and service contracts. The Company considers these to be recurring revenues because customers typically place purchase orders on a periodic basis as they use their Growth Direct system(s) over time. These arrangements typically contain a single performance obligation and thus the entire consideration to which the Company is entitled is allocated entirely to that performance obligation. Non-recurring revenue includes sales of systems, LIMS connection software, RMBNucleus Mold Alarm software, validation services, and field services, and typically contains multiple performance obligations. The Company considers these to be non-recurring revenues because customers typically place single purchase orders for a bundle of products and services on a one-time or infrequent basis. For these arrangements, significant judgment is applied in identifying the distinct performance obligations, determination of the transaction price, transaction price allocation, and determination of standalone selling price for each of the distinct performance obligations.
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product and service revenue — recurring	$4,419	$3,844	$8,388	$7,588
Product and service revenue — non-recurring	2,843	2,774	6,079	4,641
Total revenue	$7,262	$6,618	$14,467	$12,229
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$2,363	$2,661	$4,389	$4,810
Switzerland	1,637	1,604	3,117	2,575
Germany	2,005	970	3,314	1,434
Japan	296	372	1,421	1,172
All other countries	961	1,011	2,226	2,238
Total revenue	$7,262	$6,618	$14,467	$12,229

Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three and six months ended June 30, 2025 and 2024.
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

	Fair value measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$15,371	$—	$—	$15,371
Short-term investments	12,922	—	—	12,922
	$28,293	$—	$—	$28,293

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,721	$—	$—	$13,721
Short-term investments	33,821	—	—	33,821
	$47,542	$—	$—	$47,542
During the three and six months ended June 30, 2025 and 2024, there were no transfers in or out of Level 3.
Valuation of short-term investments
U.S. Treasury bills and notes included in short-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy.
4. Investments
Short-term investments by investment type consisted of the following (in thousands):

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$12,925	$—	$(3)	$12,922
	$12,925	$—	$(3)	$12,922

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	33,783	38	—	33,821
	$33,783	$38	$—	$33,821

5. Inventory
Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$10,763	$10,560
Work in process	1,897	372
Finished goods	7,900	9,268
Total	$20,560	$20,200
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $1.0 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively.

6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance	$219	$838
Contract asset	50	6
Deposits	729	489
Prepaid financing fees	529	290
Other	756	843
	$2,283	$2,466
7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Manufacturing and laboratory equipment	$15,307	$14,457
Computer hardware and software	1,907	1,847
Office furniture and fixtures	681	638
Leasehold improvements	9,378	9,178
Construction-in-process	872	1,594
	28,145	27,714
Less: Accumulated depreciation	(17,940)	(16,521)
	$10,205	$11,193

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended June 30, 2025 and 2024 and was $1.4 million for the six months ended June 30, 2025 and 2024.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee compensation and benefits expense	$3,230	$4,464
Accrued vendor expenses	1,760	1,846
Accrued warranty expense	435	520
Accrued taxes	228	235
Other	25	152
	$5,678	$7,217
9. Common stock and common stock warrants
As of both June 30, 2025 and December 31, 2024, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of June 30, 2025, no cash dividends had been declared or paid.

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
As of June 30, 2025, the Company had reserved 28,498,097 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.
Outstanding warrants to purchase common stock consisted of the following at both June 30, 2025 and December 31, 2024:

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
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of June 30, 2025, there were 4,882,459 shares available for issuance under the 2021 Plan.
2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company's board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, 217,013 shares were available for future issuance under the Inducement Plan. In February 2025, the Company amended the Inducement Plan to reserve an additional 476,000 shares of its Class A common stock. The amendment was adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2025, the Company amended the Inducement Plan to reserve an additional 442,987 shares of its Class A common stock. The amendment was adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.As of June 30, 2025, 250,000 shares were available for future issuance under the Inducement Plan.

Stock options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.2%	5.2%	4.3%	4.3%
Expected term (in years)	5.9	5.5	6.0	5.9
Expected volatility	53.2%	50.9%	51.7%	49.8%
Expected dividend yield	0%	0%	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	6,296,505	$2.39	6.18	$135
Granted	1,454,250	3.43
Exercised	(385,682)	1.09		$589
Expired	(74,833)	8.22
Forfeited	(189,414)	2.47
Outstanding as of June 30, 2025	7,100,826	$2.61	6.56	$11,871
Options vested and expected to vest as of June 30, 2025	7,100,826	$2.61	6.56	$11,871
Options exercisable as of June 30, 2025	4,766,902	$2.61	5.39	$9,318
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during each of the three months ended June 30, 2025 and 2024 was $0.3 million and less than $0.1 million, respectively, and during each of the six months ended June 30, 2025 and 2024 was $0.6 million and less than $0.1 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2025 and 2024 was $1.81 and $0.43, respectively and during the six months ended June 30, 2025 and 2024 was $1.80 and $0.48, respectively.
Restricted stock units
Restricted stock unit grants typically have service-based vesting terms from one to three years. Vesting occurs annually on the anniversary of the grant date. During the six months ended June 30, 2025, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2024	1,941,688	$1.46
Granted	2,072,325	$3.13
Vested	(667,088)	$2.11
Forfeited	(172,353)	$2.95
Unvested as of June 30, 2025	3,174,572	$2.34
The weighted average grant-date fair value per share of restricted stock units granted during each of the three months ended June 30, 2025 and 2024 was $2.76 and $0.93, respectively, and during the six months ended June 30, 2025 and 2024 was $3.13 and $0.94, respectively. The total fair value of shares vested during the years ended June 30, 2025 and 2024 was $2.4 million and $0.4 million, respectively.

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
During the six months ended June 30, 2025, there were 127,335 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of six months ended June 30, 2025 and 2024. As of June 30, 2025, 1,206,897 shares were available for future issuance under the 2021 ESPP.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.3%	5.4%
Expected term (in years)	0.5	0.5
Expected volatility	51.5%	49.4%
Expected dividend yield	0%	0%

Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$120	$148	$213	$295
Research and development	50	142	190	272
Sales and marketing	111	123	200	227
General and administrative	937	758	1,657	1,462
Total stock-based compensation expense	$1,218	$1,171	$2,260	$2,256
As of June 30, 2025, total unrecognized compensation expense related to unvested stock options held by employees and directors was $3.0 million, which is expected to be recognized over a weighted average period of 1.2 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $6.2 million, which is expected to be recognized over a weighted average period of 1.5 years.
11. Income taxes
During both the six months ended June 30, 2025 and 2024, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both June 30, 2025 and December 31, 2024 the Company recorded a full valuation allowance against its net deferred tax assets.
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
Enactment of the "One Big Beautiful Bill Act" ("OBBBA")

On July 4, 2025, the reconciliation tax bill commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law, which date constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company’s financial statements for the third quarter of 2025. The Company is currently assessing the impact of the OBBBA and, based on preliminary analysis, does not expect the new legislation to have a material effect on its financial statements due to the Company’s full valuation allowance.
12. Net loss per share
As of June 30, 2025, the Company had Class A common stock and Class B common stock. Both share classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(11,858)	$(12,578)	$(23,121)	$(25,900)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	40,149,073	38,306,972	39,602,755	38,121,641
Weighted average Class B common shares outstanding—basic and diluted	4,499,529	5,309,529	4,718,811	5,309,529
Total shares for EPS—basic and diluted	44,648,602	43,616,501	44,321,566	43,431,170
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.27)	$(0.29)	$(0.52)	$(0.60)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.27)	$(0.29)	$(0.52)	$(0.60)
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

	June 30,
	2025	2024
Options to purchase common stock	7,100,826	7,212,631
Unvested restricted common stock	3,174,572	2,263,307
Warrants to purchase common stock	284,165	286,324
Options to purchase common stock under ESPP	96,214	36,788
	10,655,777	9,799,050

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
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$680	$663
Operating cash outflows - payments on financing leases	$24	$17
Financing cash outflows - payments on financing leases	$14	$20

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating Leases:
Operating lease assets	$4,494	$4,998

Operating lease liabilities, short-term	$1,205	$1,167
Operating lease liabilities, long-term	4,171	4,784
Total operating lease liabilities	$5,376	$5,951

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(240)	(221)
Net property, plant and equipment	$146	$165

Lease liabilities, short-term	$50	$47
Lease liabilities, long-term	153	170
Total financing lease liabilities	$203	$217

Weighted-average remaining lease term - operating leases (in years):	4.04	4.54
Weighted-average remaining lease term - financing leases (in years):	4.00	4.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$305	$305	$609	$609
Financing lease cost - amortization of right-of-use asset	9	12	18	24
Financing lease cost - interest on lease liability	12	9	24	17
Variable lease cost	206	237	409	441
Total lease cost	$532	$563	$1,060	$1,091
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended June 30, 2025 and 2024, and was $1.0 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three and six months ended June 30, 2025 and 2024.

Maturities of the Company’s operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating Lease Maturities
2025 (excluding the six months ended June 30)	$688
2026	1,401
2027	1,435
2028	1,469
2029	804
Total lease payments	$5,797
Less imputed interest	(421)
Total present value of lease liabilities	$5,376
Maturities of the Company’s financing lease liability as of June 30, 2025 were as follows (in thousands):

Financing Lease Maturities
2025 (excluding the six months ended June 30)	$37
2026	75
2027	75
2028	75
2029	38
Total lease payments	$300
Less imputed interest	(97)
Total present value of lease liabilities	$203
14. Commitments and contingencies
Supplier agreements
In the ordinary course of business, the Company has and may in the future enter into agreements with suppliers that may require the Company to purchase or pay minimum or fixed amounts over the duration of the agreement. The Company currently has minimum purchase commitments of $0.8 million, $1.8 million, and $1.6 million expected to be incurred for the remainder of 2025, 2026, and 2027, respectively, under such agreements. These commitments are accrued as a liability when it is probable that a related future expenditure will be made, and such expenditure can be reasonably estimated.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.
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
15. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.5 million and $0.2 million to the plan during each of the three months ended June 30, 2025 and 2024, respectively, and made contributions of $1.1 million and $0.5 million to the plan during the six months ended June 30, 2025 and 2024, respectively.
16. Subsequent events

Loan and Security Agreement

    On August 8, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “LSA”) with the lenders party thereto (the “Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent (the “Agent”).
Under the LSA, the Lenders agreed to extend debt capital to the Company, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $45.0 million available as follows: (a) at closing, an aggregate principal amount of $20.0 million (the “First Tranche”), (b) until January 31, 2027, subject to the achievement of certain commercial and operational milestones, an aggregate principal amount of $10.0 million (the “Second Tranche”), (c) until July 31, 2027, subject to the achievement of certain commercial and operational milestones, an aggregate principal amount of $10.0 million (the “Third Tranche”), and (d) an aggregate principal amount of $5.0 million in Lenders’ sole discretion (the “Fourth Tranche” and collectively with the First Tranche, the Second Tranche and the Third Tranche, the “Tranches”). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the LSA. The Company is required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On the Closing Date, the Company drew down the First Tranche. The Company’s obligations under the facility may be guaranteed by certain subsidiaries and are secured by a first priority security interest in substantially all assets of the Company and any subsidiaries providing a guarantee.

In connection with the drawdown of any Tranche, the Company is required to issue to the Lenders a warrant to purchase shares of the Company’s Class A common stock (the “Common Stock”). The exercise price (“Exercise Price”) for each warrant shall be equal to the lower of (a) the volume-weighted average price of the Common Stock over the ten days prior to the drawdown and (b) the closing price of the Common Stock on the day immediately prior to the drawdown. The number of shares of Common Stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable Tranche, divided by the Exercise Price. Each warrant shall have a term of ten years from the date of issuance and shall permit cashless exercise, all in accordance with its terms. In connection with the drawdown of the First Tranche, the Company issued warrants to purchase up to an aggregate of 179,104 shares of Common Stock, with an Exercise Price of $3.35 per share.

All Tranches will mature on September 1, 2030 (the “Maturity Date”), unless earlier accelerated under the terms of the LSA. At maturity, the Company is required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon and any other obligations outstanding under the LSA. In addition, at maturity or early termination of the LSA, including acceleration of the loans, the Company is required to pay the Lenders an additional 4.0% of the amounts drawn down by the Company under the LSA (the "End of Term Payment").

Interest accrues on the Tranches that the Company has drawn down at a floating rate per annum, calculated based on a 360-day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 4.0%, and (b) 11.0%. The initial interest rate is 11.5% per annum. For the first 36 months after the Closing Date (the “Interest Only Period”), the Company is required to make only monthly payments of interest in arrears. Following such period, and until the Maturity Date (the “Amortization Period”), the Company is required to make monthly payments of principal and interest in an amount that fully amortizes the outstanding principal balance due over the duration of the Amortization Period. If the Second Tranche is fully drawn down by the Company, the Interest Only Period will be extended by six months. If the Third Tranche is fully drawn down by the Company, the Interest Only Period will be extended by a further six months. In the event of such extensions of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

The Company may voluntarily prepay the outstanding loan balance at any time, in whole or in part, subject to the payment of prepayment premiums. If prepayment occurs on or before the first anniversary of the Closing Date, the premium shall equal 3.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the second anniversary of the Closing Date, the premium shall equal 2.0% of the principal being repaid. Thereafter, the premium shall equal 1.0% of the principal being repaid. For the avoidance of doubt, such prepayment premiums are in addition to the End of Term Payment. Additionally, the Company is required to prepay the outstanding loan balance (plus accrued and unpaid interest thereon, any prepayment premiums and any other obligations that are due and payable) upon a sale, divestment or transfer of all or substantially all assets of the Company and its subsidiaries, taken as a whole, or of a material business line of the Company, the acquisition by a person or group of a sufficient number of the Company’s equity securities to elect a majority of the members of the Company’s board of directors, or the acceleration of the loans by the Agent on behalf of the Lenders following an event of default under the LSA.

The LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The LSA does not contain any covenants to maintain a specified level of revenues, profitability, cash flow or cash resources.

The LSA contains customary representations and warranties of the Company, as well as customary events of default, the occurrence of which may accelerate the obligations of the Company, increase the interest rate by a specified default rate and impose other consequences described in the LSA. Such events include among others, failure to make payments when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, the occurrence of a material adverse change to the Company, and delisting of the Company’s securities from Nasdaq.

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
Since our inception, we have incurred net losses in each year. We generated revenue of $7.3 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively, and incurred net losses of $11.9 million and $12.6 million for those same periods, respectively. As of June 30, 2025, we had an accumulated deficit of $498.4 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash, cash equivalents and investments as of June 30, 2025, together with our initial drawdown of $20.0 million under the LSA (as defined below), enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Recent developments

Distribution and Collaboration Agreement
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

Loan and Security Agreement
On August 8, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “LSA”) with the lenders party thereto (the “Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent (the “Agent”).
Under the LSA, the Lenders agreed to extend debt capital to the Company, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $45.0 million available as follows: (a) at closing, an aggregate principal amount of $20.0 million (the “First Tranche”), (b) until January 31, 2027, subject to the achievement of certain commercial and operational milestones, an aggregate principal amount of $10.0 million (the “Second Tranche”), (c) until July 31, 2027, subject to the achievement of certain commercial and operational milestones, an aggregate principal amount of $10.0 million (the “Third Tranche”), and (d) an aggregate principal amount of $5.0 million in Lenders’ sole discretion (the “Fourth Tranche” and collectively with the First Tranche, the Second Tranche and the Third Tranche, the “Tranches”). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the LSA. The Company is required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On the Closing Date, the Company drew down the First Tranche. The Company’s obligations under the facility may be guaranteed by certain subsidiaries and are secured by a first priority security interest in substantially all assets of the Company and any subsidiaries providing a guarantee.

In connection with the drawdown of any Tranche, the Company is required to issue to the Lenders a warrant to purchase shares of the Company’s Class A common stock (the “Common Stock”). The exercise price (“Exercise Price”) for each warrant shall be equal to the lower of (a) the volume-weighted average price of the Common Stock over the ten days prior to the drawdown and (b) the closing price of the Common Stock on the day immediately prior to the drawdown. The number of shares of Common Stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable Tranche, divided by the Exercise Price. Each warrant shall have a term of ten years from the date of issuance and shall permit cashless exercise, all in accordance with its terms. In connection with the drawdown of the First Tranche, the Company issued warrants to purchase up to an aggregate of 179,104 shares of Common Stock, with an Exercise Price of $3.35 per share.

All Tranches will mature on September 1, 2030 (the “Maturity Date”), unless earlier accelerated under the terms of the LSA. At maturity, the Company is required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon and any other obligations outstanding under the LSA. In addition, at maturity or early termination of the LSA, including acceleration of the loans, the Company is required to pay the Lenders an additional 4.0% of the amounts drawn down by the Company under the LSA (the "End of Term Payment").

Interest accrues on the Tranches that the Company has drawn down at a floating rate per annum, calculated based on a 360-day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 4.0%, and (b) 11.0%. The initial interest rate is 11.5% per annum. For the first 36 months after the Closing Date (the “Interest Only Period”), the Company is required to make only monthly payments of interest in arrears. Following such period, and until the Maturity Date (the “Amortization Period”), the Company is required to make monthly payments of principal and interest in an amount that fully amortizes the outstanding principal balance due over the duration of the Amortization Period. If the Second Tranche is fully drawn down by the Company, the Interest Only Period will be extended by six months. If the Third Tranche is fully drawn down by the Company, the Interest Only Period will be extended by a further six months. In the event of such extensions of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

The Company may voluntarily prepay the outstanding loan balance at any time, in whole or in part, subject to the payment of prepayment premiums. If prepayment occurs on or before the first anniversary of the Closing Date, the premium shall equal 3.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the second anniversary of the Closing Date, the premium shall equal 2.0% of the principal being repaid. Thereafter, the premium shall equal 1.0% of the principal being repaid. For the avoidance of doubt, such prepayment premiums are in addition to the End of Term Payment. Additionally, the Company is required to prepay the outstanding loan balance (plus accrued and unpaid interest thereon, any prepayment premiums and any other obligations that are due and payable) upon a sale, divestment or transfer of all or substantially all assets of the Company and its subsidiaries, taken as a whole, or of a material business line of the Company, the acquisition by a person or group of a sufficient number of the Company’s equity securities to elect a majority of the members of the Company’s board of directors, or the acceleration of the loans by the Agent on behalf of the Lenders following an event of default under the LSA.

The LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The LSA does not contain any covenants to maintain a specified level of revenues, profitability, cash flow or cash resources.

The LSA contains customary representations and warranties of the Company, as well as customary events of default, the occurrence of which may accelerate the obligations of the Company, increase the interest rate by a specified default rate and impose other consequences described in the LSA. Such events include among others, failure to make payments when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, the occurrence of a material adverse change to the Company, and delisting of the Company’s securities from Nasdaq.
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of June 30, 2025, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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

Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection and RMBNucleus Mold Alarm software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a relatively small (but varied) group of customers each year, so it is subject to variability from quarter to quarter.
Gross margin improvement
The majority of our customers are large, global pharmaceutical manufacturers and CDMOs. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after-sales service. Since the third quarter of 2024, when we achieved positive gross margins for the first time in our company's history, we have maintained positive gross margins each quarter. Maintaining these positive gross margins in future periods will depend on our ability to execute on our business objectives, including generating sufficient revenues to cover the costs of producing and delivering our products and services. In order to further grow our gross margins, we are actively targeting numerous areas including:

•Reducing instrument and consumable product costs (materials and labor) through activities including strategic sourcing and product redesign;

•Increasing product manufacturing efficiency through activities including increased throughput on our automated consumables manufacturing line and manufacturing process optimization;

•Increasing productivity and efficiency in our service organization;

•Increasing achieved pricing of our existing products and services; and
•Introducing and expanding new, higher margin products and services.

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

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	4	5	(1)	(20.0)%
Cumulative systems placed	169	149	20	13.4%
Systems validated:
Systems validated in period	2	5	-3	(60.0)%
Cumulative systems validated	148	129	19	14.7%
Product and service revenue — total	$7,262	$6,618	$644	9.7%
Product and service revenue — recurring	$4,419	$3,844	$575	15.0%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	7	8	(1)	(12.5)%
Cumulative systems placed	169	149	20	13.4%
Systems validated:
Systems validated in period	11	8	3	37.5%
Cumulative systems validated	148	129	19	14.7%
Product and service revenue — total	$14,467	$12,229	$2,238	18.3%
Product and service revenue — recurring	$8,388	$7,588	$800	10.5%

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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 60.9% and 58.1% of our total revenue for the three months ended June 30, 2025 and 2024, respectively. Recurring revenue was 58.0% and 62.0% for the six months ended June 30, 2025 and 2024, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection and RMBNucleus Mold Alarm software), consumables, validation services, service contracts, and field service. We have historically primarily sold our products and services through direct sales representatives. Our sales arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended June 30, 2025	Percentage of Total Revenue	Three Months Ended June 30, 2024	Percentage of Total Revenue
	(in thousands)		(in thousands)
Product revenue	$4,802	66.1%	$4,537	68.6%
Service revenue	2,460	33.9%	2,081	31.4%
Total revenue	$7,262	100.0%	$6,618	100.0%

	Six Months Ended June 30, 2025	Percentage of total revenue	Six Months Ended June 30, 2024	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$8,903	61.5%	$8,250	67.5%
Service revenue	5,564	38.5%	3,979	32.5%
Total revenue	$14,467	100.0%	$12,229	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of June 30, 2025, we had placed 169 Growth Direct systems with approximately 50 customers globally, including approximately 70% of the top twenty pharmaceutical companies as measured by revenue, and the manufacturers of 16% of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.
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
Consumables
Our consumable revenue is a recurring product revenue stream comprised of proprietary consumables to capture test samples for analysis on the Growth Direct system. These proprietary consumables are an Environmental Monitoring consumable, a Water/Bioburden consumable and our Sterility consumable that we recently made available for commercial sale. These proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection and prevent counterfeiting.

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
Our RMBNucleus Mold Alarm software is a recurring or non-recurring product revenue stream depending on the type of software license purchased. This software allows investigations to begin within one day with automated alerts triggered by detection of molds during the early stages of incubation.
Service revenue
We derive service revenue from validation services, field service including installations, and service contracts sold to our customers. Other than revenue from service contracts, which is recurring service revenue, revenue from all other field services as well as validation services are non-recurring service revenue streams.
We offer our customers validation services (including related documentation) that enable them to replace their existing manual testing method and utilize their Growth Direct systems in compliance with relevant MQC regulations. We also offer validation services in connection with our LIMS connection software and RMBNucleus Mold Alarm software. Validation services are recognized as revenue over time as these services are provided to the customer.
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
Costs and operating expenses
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we implemented in August 2024 certain actions to reduce costs and expenses across the business (collectively, the "Operational Efficiency Program"). As part of our Operational Efficiency Program, we implemented actions to reduce employee-related expenses and certain other non-employee related costs. The reduced headcount and lower labor costs reflected in costs of revenue and the operating expense categories below was the result of the Operational Efficiency Program announced in August 2024. Our headcount at the end of the second quarter of 2025 was lower than our headcount at the end of the second quarter of 2024.
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
Income tax expense
We generated significant taxable losses during each of the three and six months ended June 30, 2025 and 2024 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.
Results of operations
Comparison of the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands)
Revenue:
Product revenue	$4,802	$4,537	$265	5.8%
Service revenue	2,460	2,081	379	18.2%
Total revenue	7,262	6,618	644	9.7%
Costs and operating expenses:
Cost of product revenue	5,315	4,917	398	8.1%
Cost of service revenue	1,672	1,890	(218)	(11.5)%
Research and development	3,230	3,744	(514)	(13.7)%
Sales and marketing	3,114	3,627	(513)	(14.1)%
General and administrative	6,079	5,818	261	4.5%
Total costs and operating expenses	19,410	19,996	(586)	(2.9)%
Loss from operations	(12,148)	(13,378)	1,230	(9.2)%
Other income (expense):
Interest income, net	351	838	(487)	(58.1)%
Other expense, net	(50)	(23)	(27)	117.4%
Total other income (expense), net	301	815	(514)	(63.1)%
Loss before income taxes	(11,847)	(12,563)	716	(5.7)%
Income tax expense	11	15	(4)	(26.7)%
Net loss	$(11,858)	$(12,578)	$720	(5.7)%

Revenue
Product revenue increased by $0.3 million, or 5.8%, with the increase attributable to higher consumable volumes and other system-related revenue partially offset by one fewer system placement in the quarter.
Service revenue increased by $0.4 million, or 18.2%. The increase in service revenue was primarily due to higher revenue related to validations as well as service contract revenue due to an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.4 million, or 8.1%. The increase was driven by higher consumables sales volume (net of the impact of one fewer system placement) as well as higher inventory reserves in the current year period.
Cost of service revenue decreased by $0.2 million, or 11.5%. The decrease was primarily attributable to lower service headcount and headcount-related costs.
Research and development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$3,230	$3,744	$(514)	(13.7)%
Percentage of total revenue	44.5%	56.6%
Research and development expenses decreased by $0.5 million, or 13.7%. This decrease was primarily driven by engineering and development work related to our sterility application incurred during the prior year period that did not recur in the current year period.
Sales and marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$3,114	$3,627	$(513)	(14.1)%
Percentage of total revenue	42.9%	54.8%
Sales and marketing expenses decreased by $0.5 million, or 14.1%. This decrease was primarily driven by lower headcount-related and third-party consulting costs.
General and administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$6,079	$5,818	$261	4.5%
Percentage of total revenue	83.7%	87.9%
General and administrative increased by $0.3 million, or 4.5%. The increase was driven primarily by higher non-cash stock compensation expense. This increase was offset by lower public company operating costs.

Other income (expense)
Interest income
Interest income, which is related to interest earned on our investments, decreased $0.5 million, or 58.1%, primarily as a result of lower investment balances during the three months ended June 30, 2025.
Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, was flat for each of the three months ended June 30, 2025 and 2024.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended June 30, 2025 and 2024. The expense in each period was attributable to income tax provisions related to our foreign subsidiaries.
Comparison of the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$8,903	$8,250	$653	7.9%
Service revenue	5,564	3,979	1,585	39.8%
Total revenue	14,467	12,229	2,238	18.3%
Costs and operating expenses:
Cost of product revenue	10,344	10,090	254	2.5%
Cost of service revenue	3,444	3,851	(407)	(10.6)%
Research and development	6,854	7,586	(732)	(9.6)%
Sales and marketing	5,865	6,908	(1,043)	(15.1)%
General and administrative	11,769	11,445	324	2.8%
Total costs and operating expenses	38,276	39,880	(1,604)	(4.0)%
Loss from operations	(23,809)	(27,651)	3,842	(13.9)%
Other income (expense):
Interest income, net	817	1,821	(1,004)	(55.1)%
Other (expense) income, net	(111)	(52)	(59)	113.5%
Total other income (expense), net	706	1,769	(1,063)	(60.1)%
Loss before income taxes	(23,103)	(25,882)	2,779	(10.7)%
Income tax expense	18	18	—	—%
Net loss	$(23,121)	$(25,900)	$2,779	(10.7)%
Revenue
Product revenue increased by $0.7 million, or 7.9%. The increase was driven primarily by a higher volume of consumables as well as an increase in the average selling price of our systems. Higher system-related revenue, particularly from software sales, also contributed to the increase. The increase from these factors was partially offset by one fewer system placement during the six months ended June 30, 2025 compared to the same period in 2024.
Service revenue increased by $1.6 million, or 39.8%. The increase in service revenue was primarily driven by increases in revenue related to validations and installations (including higher one-time services unrelated to new system sales) as well as higher service contract revenue as a result of an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased $0.3 million, or 2.5%. The increase was driven by higher consumables sales volume (net of the impact of one fewer system placement) as well as higher inventory reserves in the current year period
Cost of service revenue decreased by $0.4 million, or 10.6%. This decrease was primarily attributable to lower headcount and headcount-related costs due in part to productivity improvements.
Research and development

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$6,854	$7,586	$(732)	(9.6)%
Percentage of total revenue	47.4%	62.0%
Research and development expenses decreased by $0.7 million, or 9.6%. The decrease was primarily driven by lower headcount and headcount-related costs as well as the timing of spending related to new product development activities.
Sales and marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$5,865	$6,908	$(1,043)	(15.1)%
Percentage of total revenue	40.5%	56.5%
Sales and marketing expenses decreased by $1.0 million, or 15.1%. This decrease was primarily due to lower headcount-related and third-party consulting costs.
General and administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$11,769	$11,445	$324	2.8%
Percentage of total revenue	81.4%	93.6%
General and administrative expenses increased by $0.3 million, or 2.8%. This increase was primarily attributable to higher non-cash stock compensation expense, partially offset by a reduction in public company operating expenses.
Other income (expense)
Interest income
Interest income decreased $1.0 million, or 55.1% due to lower investment balances.

Other expense
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, was flat for each of the six months ended June 30, 2025 and 2024.
Income tax expense (benefit)
Income tax expense was less than $0.1 million for each of the six months ended June 30, 2025 and 2024. The expense in each period was attributable to income tax provisions related to our foreign subsidiaries.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and the proceeds from our IPO. In addition, in August 2025, we entered into the LSA, providing for up to $45.0 million of senior secured term loans available to us in multiple tranches, including an initial $20.0 million advance funded in August 2025. The LSA is described in more detail in Note 16 to our unaudited condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.
We believe that our cash, cash equivalents and investments, together with our initial drawdown of $20.0 million under the LSA, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 were issued.
As of June 30, 2025, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

June 30, 2025

Cash and cash equivalents	$18,333
Short-term investments	12,922
Restricted cash	284
Total	$31,539
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $2.7 million as of June 30, 2025, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $3.0 million as of June 30, 2025, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(18,765)	$(25,644)
Net cash provided by investing activities	20,025	38,332
Net cash provided by financing activities	81	148
Net increase in cash and cash equivalents and restricted cash	$1,341	$12,836
Operating activities
During the six months ended June 30, 2025, net cash used in operating activities was $18.8 million, a decrease of $6.9 million compared to the six months ended June 30, 2024. The lower use of net cash was primarily a result of lower personnel-related costs due to reduced headcount as well as the volume and timing of payments to vendors and increased customer cash receipts. This decrease was partially offset by increased inventory purchases.
Investing activities
During the six months ended June 30, 2025, net cash provided by investing activities was $20.0 million, a decrease of $18.3 million compared to the six months ended June 30, 2024. Higher investment maturities in the prior-year period coupled with a decline in investment purchases contributed to the reduction in investing activities. Additionally, cash expenditures for property and equipment were lower in the current-year period.
Financing activities
During the six months ended June 30, 2025, net cash provided by financing activities was $0.1 million, a decrease of $0.1 million compared to the six months ended June 30, 2024. The primary driver of this decrease was higher proceeds from stock option exercises, offset by tax withholding on the settlement of vested restricted stock units.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses since our inception. For the three months ended June 30, 2025, we incurred a net loss of $11.9 million. As of June 30, 2025, we had an accumulated deficit of $498.4 million. In July 2024, based on our enterprise-wide review of opportunities to realize operational efficiencies, we implemented certain cost-saving actions including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). However, in future periods, our operating expenses may continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our cash flow goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, we have experienced positive trends in our gross margins, improving from (3)% to 4% for the three months ended June 30, 2024 and June 30, 2025, respectively, and improving from (14)% to 5% for the six months ended June 30, 2024 and June 30, 2025, respectively. Expansion in gross margins in future periods may not be linear and may be subject to variability from period to period. Additionally, revenue growth and operating expenses may also be subject to variability from period to period. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
Our existing and any future indebtedness could adversely affect our ability to operate our business.

In August 2025, we entered into a Loan and Security Agreement, or the LSA, with the lenders party thereto, or the Lenders, and Trinity Capital Inc., as administrative agent and collateral agent, or the Agent. The LSA provides for up to $45.0 million of senior secured term loans, or the Term Loan, available to us in multiple tranches. The availability of future tranches is subject to certain commercial and operational milestones and other conditions set forth in the LSA and, therefore, there can be no guarantee that we will be able to access any future tranches. The Term Loan will mature on the 60-month anniversary of the closing date. Our obligations under the LSA are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of our tangible and intangible assets, including our intellectual property.
The LSA contains customary affirmative and negative covenants that could prevent us from taking certain actions without the consent of the Lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. Affirmative covenants include, among others, reporting covenants, notice obligations, maintenance of collateral accounts and maintenance of insurance. Negative covenants include, among others: restrictions on disposing our business, assets or intellectual property; incurring additional indebtedness; engaging in mergers or acquisitions; paying dividends or making other distributions; making investments; and creating other liens on our assets, in each case subject to customary exceptions.
The LSA also contains customary events of default, including the failure to make payments when due or comply with other covenants therein. We intend to satisfy our current and future debt service obligations with our then-existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under LSA or any other debt instruments. Upon the occurrence and continuance of an event of default, the Lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Any declaration by the Lenders of an event of default would therefore significantly harm our business and prospects and could cause the price of our common stock to decline.
If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
We may need or otherwise decide to raise additional capital to fund our existing operations, improve our platform or develop and commercialize new products or expand our operations.
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments of $31.3 million as of June 30, 2025, together with our initial drawdown of $20.0 million under the LSA, will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date of this Quarterly Report on Form 10-Q. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and additional debt financings or other sources. We do not currently have any committed external source of funds. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
Our funding requirements may increase significantly if one or more of the other risks, events or circumstances described elsewhere in these risk factors are realized. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or products or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance product development activities. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product development or commercialization efforts.
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
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice Rule, implemented as of January 8, 2025, on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of June 30, 2025, we had $0.4 million reserved for warranty costs. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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
Based on the number of shares of Class A common stock outstanding as of June 30, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Incorporation, as amended on May 23, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
10.1†*	Third Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan
10.2+*	Loan and Security Agreement, dated as of August 8, 2025, between the Registrant, Trinity Capital Inc. and the other parties thereto.
10.3*	Form of Warrant issued by the Registrant in connection with the Loan and Security Agreement, dated as of August 8, 2025, between the Registrant, Trinity Capital Inc. and the other parties thereto.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
+	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv). Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 12, 2025

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)