Form 10-Q
period 2025-09-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2025-11-07
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 39,823,026 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of October 31, 2025, there were 4,499,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
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
•the expected impact of our debt facility with Trinity Capital Inc., including with respect to our financial position, cash forecast and use of proceeds;
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
•our ability to remain in compliance with the listing requirements of the Nasdaq Stock Market LLC ("Nasdaq");
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
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
•Our customers use our Growth Direct platform as part of their quality control workflow, which is subject to regulation by the U.S. Food and Drug Administration and other comparable regulatory authorities;
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
•If our Class A common stock is delisted from Nasdaq, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease; and
•We have been, and may continue to be, subject to the actions of activist shareholders or unsolicited acquisition proposals, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,946	$16,911
Short-term investments	22,302	33,821
Accounts receivable	5,430	7,519
Inventory	21,068	20,200
Prepaid expenses and other current assets	2,205	2,466
Total current assets	69,951	80,917
Property and equipment, net	9,584	11,193
Right-of-use assets, net	4,377	5,163
Other long-term assets	211	531
Restricted cash	284	365
Total assets	$84,407	$98,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,592	$2,535
Accrued expenses and other current liabilities	6,608	7,217
Deferred revenue	5,070	6,599
Lease liabilities, short-term	1,277	1,214
Total current liabilities	16,547	17,565
Notes payable, net	18,828	—
Warrant liability	358	—
Lease liabilities, long-term	4,002	4,954
Other long-term liabilities	340	298
Total liabilities	40,075	22,817
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at September 30, 2025 and December 31, 2024; 39,809,662 shares and 37,729,242 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	397	377
Class B common stock, $0.01 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 4,499,529 shares and 5,309,529 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	45	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	553,778	550,157
Accumulated deficit	(509,900)	(475,274)
Accumulated other comprehensive income	12	39
Total stockholders’ equity	44,332	75,352
Total liabilities and stockholders’ equity	$84,407	$98,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$5,214	$5,255	$14,117	$13,505
Service revenue	2,624	2,349	8,188	6,328
Total revenue	7,838	7,604	22,305	19,833
Costs and operating expenses:
Cost of product revenue	5,563	5,314	15,907	15,404
Cost of service revenue	1,579	1,668	5,023	5,519
Research and development	3,529	3,609	10,383	11,195
Sales and marketing	2,895	3,376	8,760	10,284
General and administrative	5,644	5,676	17,413	17,121
Total costs and operating expenses	19,210	19,643	57,486	59,523
Loss from operations	(11,372)	(12,039)	(35,181)	(39,690)
Other income (expense):
Interest income	347	779	1,188	2,617
Interest expense	(393)	(11)	(417)	(28)
Other expense, net	(79)	(39)	(190)	(91)
Total other income (expense), net	(125)	729	581	2,498
Loss before income taxes	(11,497)	(11,310)	(34,600)	(37,192)
Income tax expense	8	13	26	31
Net loss	$(11,505)	$(11,323)	(34,626)	(37,223)
Net loss per share — basic and diluted	$(0.26)	$(0.26)	$(0.78)	$(0.86)
Weighted average common shares outstanding — basic and diluted	44,956,131	43,668,656	44,534,826	43,510,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,505)	$(11,323)	$(34,626)	$(37,223)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	14	108	(27)	184
Comprehensive loss	$(11,491)	$(11,215)	$(34,653)	$(37,039)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
Issuance of Class A common stock under ESPP	127,335	1	—	—	89	—	—	90
Vesting of restricted stock units	251,707	3	—	—	(3)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	273,385	3	—	—	293	—	—	296
Stock-based compensation expense	—	—	—	—	1,042	—	—	1,042
Conversion of Class B common stock to Class A common stock	810,000	8	(810,000)	(8)	—	—	—	—
Net loss	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)
Balances at March 31, 2025	39,191,669	$392	4,499,529	$45	$551,578	$(486,537)	$13	$65,491
Vesting of restricted stock units	415,381	4	—	—	(4)	—	—	—
Tax withholding on settlement of restricted stock units	(158,908)	(2)	—	—	(416)	—	—	(418)
Issuance of Class A common stock upon exercise of common stock options	112,297	1	—	—	126	—	—	127
Stock-based compensation expense	—	—	—	—	1,218	—	—	1,218
Net loss	—	—	—	—	—	(11,858)	—	(11,858)
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balances at June 30, 2025	39,560,439	$395	4,499,529	$45	$552,502	$(498,395)	$(2)	$54,545
Issuance of Class A common stock under ESPP	36,773	—	—	—	72	—	—	72
Vesting of restricted stock units	160,830	1	—	—	(1)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	51,620	1	—	—	59	—	—	60
Stock-based compensation expense	—	—	—	—	1,146	—	—	1,146
Net loss	—	—	—	—	—	(11,505)	—	(11,505)
Other comprehensive loss	—	—	—	—	—	—	14	14
Balances at September 30, 2025	39,809,662	$397	4,499,529	$45	$553,778	$(509,900)	$12	$44,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock under ESPP	198,299	2	—	—	166	—	—	168
Vesting of restricted stock units	185,331	2	—	—	(2)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	20	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,085	—	—	1,085
Net loss	—	—	—	—	—	(13,322)	—	(13,322)
Other comprehensive income	—	—	—	—	—	—	23	23
Balances at March 31, 2024	37,483,559	$375	5,309,529	$53	$547,300	$(441,707)	$(78)	$105,943
Vesting of restricted stock units	113,074	1	—	—	(1)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	294	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,171	—	—	1,171
Net loss	—	—	—	—	—	(12,578)	—	(12,578)
Other comprehensive income	—	—	—	—	—	—	53	53
Balances at June 30, 2024	37,596,927	$376	5,309,529	$53	$548,470	$(454,285)	$(25)	$94,589
Issuance of Class A common stock under ESPP	88,918	1	—	—	62	—	—	63
Vesting of restricted stock units	20,104	—	—	—	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	9,256	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	—	—	929	—	—	929
Net loss	—	—	—	—	—	(11,323)	—	(11,323)
Other comprehensive income	—	—	—	—	—	—	108	108
Balances at September 30, 2024	37,715,205	$377	5,309,529	$53	$549,468	$(465,608)	$83	$84,373
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,626)	$(37,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,462	2,493
Loss on fixed asset impairment	19	—
Non-cash interest expense	24	—
Stock-based compensation expense	3,406	3,185
Provision for excess and obsolete inventory	448	95
Noncash lease expense	914	862
Loss on revaluation of warrant liability	41	—
Accretion on investments	294	(985)
Other	27	25
Changes in operating assets and liabilities:
Accounts receivable	2,089	1,792
Inventory	(1,633)	(1,388)
Prepaid expenses and other current assets	259	759
Other long-term assets	(10)	(150)
Accounts payable	1,051	357
Accrued expenses and other current liabilities	(1,069)	(3,451)
Deferred revenue	(1,528)	(615)
Other long-term liabilities	16	—
Net cash used in operating activities	(27,816)	(34,244)

Cash flows from investing activities:
Purchases of property and equipment	(758)	(1,267)
Purchases of investments	(23,055)	(29,496)
Sale of investments	2,505	3,957
Maturity of investments	31,750	58,600
Net cash provided by investing activities	10,442	31,794
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	485	7
Proceeds from issuance of Class A common stock - employee stock purchase plan	162	231
Proceeds from issuance of debt	20,000	—
Payments of debt issuance costs	(878)	—
Tax withholding on settlement of restricted stock units	(419)	—
Payments on finance lease obligations	(22)	(29)
Net cash provided by financing activities	19,328	209
Net increase (decrease) in cash, cash equivalents and restricted cash	1,954	(2,241)
Cash, cash equivalents and restricted cash at beginning of period	17,276	24,569
Cash, cash equivalents and restricted cash at end of period	$19,230	$22,328

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$188	$27

Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$64	$28

Supplemental disclosure of non-cash financing activities
Recognition of warrant liability in connection with debt issuance	$317	$—
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position and cash flows as of September 30, 2025 and the results of its operations for the three and nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.
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
If the Company's expectations and underlying assumptions of business performance, including revenue growth, gross margin improvement, and control of operating costs, are not realized, the Company may need to reduce spending or raise additional funding which could be through equity offerings, additional debt financings or a combination thereof. For example, on December 15, 2023, the Company entered into a sales agreement, or the ATM Agreement, to establish an "at-

the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock. Through the filing date of this Quarterly Report, the Company did not issue or sell any shares of its Class A common stock under this facility. If the Company is unable to raise capital as, if and when, needed, the Company may have to significantly delay, scale back or discontinue its expansion plans including further development and commercialization efforts of one or more of its products.
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
There have been no significant changes to the Company's significant accounting policies during the three and nine months ended September 30, 2025, as compared to those disclosed in Note 2 of the audited consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	13.4%	*	*	*
Customer B	11.9%	*	*	*
Customer C	11.7%	*	10.5%	*
Customer D	*	21.0%	*	11.6%
Customer E	*	*	12.7%	14.1%
	37.0%	21.0%	23.2%	25.7%
____________________________
*Represented less than 10%

The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	September 30,	December 31,
	2025	2024
Customer C	27.0%	*
Customer A	15.0%	*
Customer F	*	12.8%
Customer G	*	12.5%
Customer H	*	12.3%
	42.0%	37.6%
____________________________
*Represented less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the nine months ended September 30, 2025 or 2024.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At September 30, 2025 and December 31, 2024, the Company held cash of $0.1 million in banks located outside of the United States.
Restricted cash
As of September 30, 2025 and December 31, 2024, the Company was required to maintain guaranteed investment certificates of $0.3 million and $0.4 million, respectively, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of September 30, 2025 and December 31, 2024, the allowance for doubtful accounts for expected credit losses was zero.
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at September 30, 2025 and December 31, 2024, net of accumulated amortization of $1.5 million and $1.1 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended September 30, 2025 and 2024, there was $0.1 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, there was $0.3 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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
The Company’s cash equivalents and short-term investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of long-term debt approximates fair value as the interest rate under the obligation approximates market rates of interest available to the Company for similar instruments and is net of unamortized debt issuance costs.
Common Stock Warrants
The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as equity are initially measured at fair value using the Black-Scholes-Merton ("Black Scholes") option pricing model using various inputs, including Company estimates of expected stock price volatility, term, risk-free rate and future dividends, on the issuance date and are not subsequently remeasured.
The Company accounts for common stock warrants as a liability in accordance with ASC 815-40-15 if the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities based on their fair value at issuance. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the interim condensed consolidated statement of operations and comprehensive loss. The warrants are valued using Black-Scholes.

Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The accrual for these warranty obligations is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$435	$520	$520	$689
Warranty provisions	—	—	—	—
Warranty repairs	—	—	(85)	(169)
Balance, end of period	$435	$520	$435	$520

Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis, specifically net loss on the consolidated statement of operations, for purposes of evaluating financial performance and allocating resources. The CODM reviews all functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are interest income, interest expense, other expense, and provision for income taxes. These line items are reflected in the consolidated statement of operations. The chief operating decision maker considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segment. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells Systems and related LIMS connection software, consumables and services; and accordingly has one reportable segment for financial reporting purposes. The measure of the segment's assets is reported on the balance sheet as total consolidated assets. Substantially all of the Company’s long-lived assets are held in the United States.
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets as of both September 30, 2025 and December 31, 2024 included in prepaid expenses and other current assets.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of September 30, 2025 or December 31, 2024. Deferred revenue was $5.1 million and $6.6 million at September 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended September 30, 2025 and 2024 that was included in deferred revenue at the prior period-end was $1.1 million and $1.2 million, respectively. Revenue recognized during each of the nine months ended September 30, 2025 and 2024 that was included in deferred revenue at the prior period-end was $4.3 million and $3.9 million, respectively.
Disaggregated revenue
The Company disaggregates revenue based on the recurring and non-recurring nature of the underlying sale. Recurring revenue includes sales of consumables and service contracts. The Company considers these to be recurring revenues because customers typically place purchase orders on a periodic basis as they use their Growth Direct system(s) over time. These arrangements typically contain a single performance obligation and thus the entire consideration to which the Company is entitled is allocated entirely to that performance obligation. Non-recurring revenue includes sales of systems, LIMS connection software, Mold Alarm software, validation services, and field services, and typically contains multiple performance obligations. The Company considers these to be non-recurring revenues because customers typically place single purchase orders for a bundle of products and services on a one-time or infrequent basis. For these arrangements, significant judgment is applied in identifying the distinct performance obligations, determination of the transaction price, transaction price allocation, and determination of standalone selling price for each of the distinct performance obligations.
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product and service revenue — recurring	$4,839	$3,675	$13,226	$11,262
Product and service revenue — non-recurring	2,999	3,929	9,079	8,571
Total revenue	$7,838	$7,604	$22,305	$19,833
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$2,855	$3,423	$7,244	$8,232
Switzerland	1,385	1,357	4,502	3,932
Germany	1,579	923	4,894	2,358
Japan	915	227	2,336	1,399
All other countries	1,104	1,674	3,329	3,912
Total revenue	$7,838	$7,604	$22,305	$19,833
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three and nine months ended September 30, 2025 and 2024.
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

	Fair value measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,810	$—	$—	$13,810
Short-term investments	22,302	—	—	22,302
	$36,112	$—	$—	$36,112
Liabilities
Warrant liability	—	—	$358	$358
			$358	$358

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,721	$—	$—	$13,721
Short-term investments	33,821	—	—	33,821
	$47,542	$—	$—	$47,542

Level 3 liability valuations are based on unobservable inputs, which reflect the Company's own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. During the three and nine months ended September 30, 2025 and 2024, there were no transfers in or out of Level 3.
Valuation of short-term investments
U.S. Treasury bills and notes included in short-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy.
Valuation of warrant liability
The fair value of the warrant liability at September 30, 2025 was determined using the Black-Scholes option pricing model. This represents a Level 3 measurement within the fair value hierarchy. The key inputs for the Black-Scholes valuation model were as follows:

Fair value inputs as of September 30, 2025
Exercise price	$3.35
Stock price	$3.34
Expected volatility	69.0%
Expected term (in years)	5.0
Risk-free interest rate	3.7%
Expected dividend yield	0%
Change in fair value of Level 3 liabilities
The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis as of September 30, 2025:

Warrant liability
Balance at August 8, 2025 (Issuance date)	$317
Change in estimated fair value	41
Balance at September 30, 2025	$358
The change in fair value of the warrant liability is recognized in the interim condensed consolidated statements of operations as the remeasurement of the warrant liability.
4. Investments
Short-term investments by investment type consisted of the following (in thousands):

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Bills	$250	$—	$—	$250
U.S. Government Treasury Notes	22,040	12	—	22,052
	$22,290	$12	$—	$22,302

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$33,783	$38	$—	$33,821
	$33,783	$38	$—	$33,821

5. Inventory
Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$12,265	$10,560
Work in process	1,173	372
Finished goods	7,630	9,268
Total	$21,068	$20,200
Raw materials, work in process and finished goods were net of adjustments to net realizable value of $0.6 million as of September 30, 2025 and December 31, 2024.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$212	$838
Contract asset	144	6
Deposits	699	489
Prepaid financing fees	529	290
Other	621	843
	$2,205	$2,466
7. Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Manufacturing and laboratory equipment	$15,308	$14,457
Computer hardware and software	1,911	1,847
Office furniture and fixtures	682	638
Leasehold improvements	9,444	9,178
Construction-in-process	864	1,594
	28,209	27,714
Less: Accumulated depreciation	(18,625)	(16,521)
	$9,584	$11,193

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended September 30, 2025 and 2024 and was $2.1 million for each of the nine months ended September 30, 2025 and 2024.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee compensation and benefits expense	$4,378	$4,464
Accrued vendor expenses	1,461	1,846
Accrued warranty expense	435	520
Accrued taxes	244	235
Other	90	152
	$6,608	$7,217
9. Notes payable, net
Notes payable, net long-term, outstanding as of September 30, 2025. Long-term borrowings consist of the following:

	September 30,	December 31,
	2025	2024
Term Loan	$20,000	$—
Less: unamortized debt related warrant liability	(311)	—
Less: unamortized debt issuance costs	(861)	—
Long-term debt, less debt issuance costs	$18,828	$—

Term loan agreements
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

In connection with the drawdown of any Tranche, the Company is required to issue to the Lenders warrants to purchase shares of the Company’s Class A common stock (the “Common Stock”). The exercise price (“Exercise Price”) for each warrant shall be equal to the lower of (a) the volume-weighted average price of the Common Stock over the ten days prior to the drawdown and (b) the closing price of the Common Stock on the day immediately prior to the drawdown. The number of shares of Common Stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable Tranche, divided by the Exercise Price. Each warrant shall have a term of ten years from the date of issuance and shall permit cashless exercise, all in accordance with its terms. In connection with the drawdown of the First Tranche, the Company issued warrants to purchase up to an aggregate of 179,104 shares of Common Stock, with an Exercise Price of $3.35 per share.

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

As of September 30, 2025, there was $20 million outstanding under the LSA and unamortized debt issuance costs of $0.9 million.

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.4 million, which includes less than $0.1 million of amortization of debt issuance costs.

Future debt principal payments under the LSA as of September 30, 2025 are due as follows (in thousands):

Year Ending December 31,
2025	$—
2026	$—
2027	$—
2028	$3,024
2029	$9,795
Thereafter	$7,181
Total principal payments	$20,000
10. Common stock and common stock warrants
As of both September 30, 2025 and December 31, 2024, the Company’s restated certificate of incorporation authorized the issuance of Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of September 30, 2025, no cash dividends had been declared or paid.
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
As of September 30, 2025, the Company had reserved 28,870,965 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 10), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 10) and the conversion of Class B common stock.

Outstanding warrants to purchase common stock consisted of the following at September 30, 2025:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	15,035	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
August 8, 2025	10	Equity	179,104	$3.35
			1,199,248
Outstanding warrants to purchase common stock consisted of the following at December 31, 2024:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	15,035	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
			1,020,144
____________________________
*In connection with the Company's IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants, with original issue dates between 2017-2020.
11. Stock-based compensation
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
2021 Incentive Award Plan
In July 2021, the board of directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the board of directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of September 30, 2025, there were 5,132,652 shares available for issuance under the 2021 Plan.

2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company's board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, 217,013 shares were available for future issuance under the Inducement Plan. In February 2025, the Company amended the Inducement Plan to reserve an additional 476,000 shares of its Class A common stock. The amendment was adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In May 2025, the Company amended the Inducement Plan to reserve an additional 442,987 shares of its Class A common stock. The amendment was adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2025, 660,000 shares were available for future issuance under the Inducement Plan.

Stock options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.3%	4.3%
Expected term (in years)	6.0	5.9
Expected volatility	51.7%	50.0%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	6,296,505	$2.39	6.18	$135
Granted	1,454,250	3.43
Exercised	(437,302)	1.10		$659
Expired	(273,827)	8.46
Forfeited	(204,874)	2.45
Outstanding as of September 30, 2025	6,834,752	$2.45	6.03	$10,979
Options vested and expected to vest as of September 30, 2025	6,834,752	$2.45	6.03	$10,979
Options exercisable as of September 30, 2025	4,718,260	$2.38	5.28	$8,916
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during each of the three months ended September 30, 2025 and 2024 was $0.1 million, and during the nine months ended September 30, 2025 and 2024 was $0.7 million and less than $0.1 million, respectively.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025 and 2024 was $1.80 and $0.48, respectively. No options were granted in the three months ended September 30, 2025 and 2024.
Restricted stock units
Restricted stock unit grants typically have service-based vesting terms from one to three years. Vesting occurs annually on the anniversary of the grant date. During the nine months ended September 30, 2025, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the expected vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of shares	Weighted average fair value

Unvested as of December 31, 2024	1,941,688	$1.46
Granted	2,097,125	3.13
Vested	(827,918)	1.95
Forfeited	(232,892)	2.68
Unvested as of September 30, 2025	2,978,003	$2.41
The weighted average grant-date fair value per share of restricted stock units granted during each of the three months ended September 30, 2025 and 2024 was $2.93 and $0.78, respectively, and during the nine months ended September 30, 2025 and 2024 was $3.13 and $0.93, respectively. The total fair value of shares vested during the years ended September 30, 2025 and 2024 was $2.4 million and $0.4 million, respectively.

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
During the nine months ended September 30, 2025, there were 164,108 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of nine months ended September 30, 2025 and 2024. As of September 30, 2025, 1,170,124 shares were available for future issuance under the 2021 ESPP.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.8%	4.6%	4.2%	5.0%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	125.3%	42.6%	85.1%	46.0%
Expected dividend yield	0%	0%	0%	0%
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$114	$142	$327	$437
Research and development	89	123	279	395
Sales and marketing	102	98	302	325
General and administrative	841	566	2,498	2,028
Total stock-based compensation expense	$1,146	$929	$3,406	$3,185
As of September 30, 2025, total unrecognized compensation expense related to unvested stock options held by employees and directors was $2.0 million, which is expected to be recognized over a weighted average period of 1.0 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $5.2 million, which is expected to be recognized over a weighted average period of 1.2 years.
12. Income taxes
During both the nine months ended September 30, 2025 and 2024, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both September 30, 2025 and December 31, 2024 the Company recorded a full valuation allowance against its net deferred tax assets.
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

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA is reflected in the Company’s financial statements for this quarter and going forward. The Company has assessed the impact of the OBBBA and, based on its analysis, determined this legislation did not have a material effect on its financial statements due to the Company’s full valuation allowance.
13. Net loss per share
As of September 30, 2025, the Company had Class A common stock and Class B common stock. Both share classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(11,505)	$(11,323)	$(34,626)	$(37,223)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	40,456,602	38,359,127	39,889,912	38,201,382
Weighted average Class B common shares outstanding—basic and diluted	4,499,529	5,309,529	4,644,914	5,309,529
Total shares for EPS—basic and diluted	44,956,131	43,668,656	44,534,826	43,510,911
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.26)	$(0.26)	$(0.78)	$(0.86)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.26)	$(0.26)	$(0.78)	$(0.86)
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

	September 30,
	2025	2024
Options to purchase common stock	6,834,752	6,860,505
Unvested restricted stock units	2,978,003	2,107,248
Warrants to purchase common stock	463,269	286,084
Options to purchase common stock under ESPP	78,529	29,699
	10,354,553	9,283,536

14. Leases
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

The Company uses its incremental borrowing rate which is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment to determine the present value of lease payments as the Company’s leases do not have a readily determinable implicit discount rate. Judgment is applied in assessing factors such as Company specific credit risk, lease term, nature, and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease. Although the Company has entered into new debt arrangements with different interest rates, such changes do not impact the incremental borrowing rates applied to existing leases, as those rates are established at lease commencement and are not subsequently updated unless a lease is modified or remeasured.
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,022	$997
Operating cash outflows - payments on financing leases	$35	$27
Financing cash outflows - payments on financing leases	$22	$29

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating Leases:
Operating lease assets	$4,239	$4,998

Operating lease liabilities, short-term	$1,226	$1,167
Operating lease liabilities, long-term	3,857	4,784
Total operating lease liabilities	$5,083	$5,951

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(248)	(221)
Net property, plant and equipment	$138	$165

Lease liabilities, short-term	$52	$47
Lease liabilities, long-term	144	170
Total financing lease liabilities	$196	$217

Weighted-average remaining lease term - operating leases (in years):	3.79	4.54
Weighted-average remaining lease term - financing leases (in years):	3.75	4.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$305	$305	$914	$914
Financing lease cost - amortization of right-of-use asset	9	11	28	36
Financing lease cost - interest on lease liability	11	10	34	27
Variable lease cost	205	234	614	675
Total lease cost	$530	$560	$1,590	$1,652
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended September 30, 2025 and 2024, and was $1.6 million for the nine months ended September 30, 2025 and 2024. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three and nine months ended September 30, 2025 and 2024.

Maturities of the Company’s operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating Lease Maturities
2025 (excluding the nine months ended September 30)	$345
2026	1,401
2027	1,435
2028	1,469
2029	804
Total lease payments	$5,454
Less imputed interest	(371)
Total present value of lease liabilities	$5,083
Maturities of the Company’s financing lease liability as of September 30, 2025 were as follows (in thousands):

Financing Lease Maturities
2025 (excluding the nine months ended September 30)	$19
2026	75
2027	75
2028	75
2029	38
Total lease payments	$282
Less imputed interest	(86)
Total present value of lease liabilities	$196
15. Commitments and contingencies
Supplier agreements
In the ordinary course of business, the Company has entered, and may in the future enter, into agreements with suppliers that may require the Company to purchase or pay minimum or fixed amounts over the duration of the agreement. The Company currently has minimum purchase commitments of $0.4 million, $1.8 million, and $1.6 million expected to be incurred for the remainder of 2025, 2026, and 2027, respectively, under such agreements. These commitments are accrued as a liability when it is probable that a related future expenditure will be made, and such expenditure can be reasonably estimated.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.
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
16. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.4 million and $0.2 million to the plan during each of the three months ended September 30, 2025 and 2024, respectively, and made contributions of $1.5 million and $0.7 million to the plan during the nine months ended September 30, 2025 and 2024, respectively.

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
Since our inception, we have devoted a majority of our resources to designing, developing, and building our proprietary Growth Direct platform and associated products, launching our Growth Direct platform commercially, expanding our sales and marketing infrastructure to grow our sales, building global customer service and support teams to deliver our value-added services, investing in robust manufacturing and supply chain operations to serve our customers globally, and providing general and administrative support for these operations. Prior to our initial public offering ("IPO"), we funded our operations primarily with proceeds from sales of preferred stock, borrowings under loan agreements and product and service sales, as well as our cost-reimbursement contract with the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority.
Since our inception, we have incurred net losses in each year. We generated revenue of $7.8 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and incurred net losses of $11.5 million and $11.3 million for those same periods, respectively. As of September 30, 2025, we had an accumulated deficit of $509.9 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash, cash equivalents and investments as of September 30, 2025 enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Distribution and Collaboration Agreement

In February 2025, we entered into a Distribution and Collaboration Agreement (the “Distribution Agreement”) with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma ("MilliporeSigma”). Pursuant to the Distribution Agreement, we granted MilliporeSigma a global, co-exclusive right to sell our products, initially consisting of our Growth Direct systems and related consumables, into all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces in all regions of the world. During the term of the Distribution Agreement, MilliporeSigma will receive tier-based transfer pricing on such products. We will continue to directly market, sell, manufacture and distribute our products and provide all services to customers, including in respect of system installation, validation, maintenance and support.

Over the first two years of the Distribution Agreement, MilliporeSigma has committed to purchase a minimum number of Growth Direct systems. Thereafter, our company and MilliporeSigma will evaluate and mutually agree on additional purchase commitments, if any. Pursuant to the Distribution Agreement, we are permitted to continue to sell its products independently and through its existing distributors, but we may not grant the right to sell the products covered by the Distribution Agreement to other third parties so long as a purchase commitment by MilliporeSigma is in place. The initial term of the Distribution Agreement is five years, unless earlier terminated by our company or MilliporeSigma in accordance with its terms.

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, the parties are negotiating towards a supply agreement, pursuant to which the parties will explore cost-saving measures within our supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, within one year, the parties intend to negotiate in good faith towards a services agreement to permit our company and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement. At this time, an estimate of the impact of the Distribution Agreement on our financial statements cannot be made. However, we do expect to make incremental investments in our manufacturing and service organizations over time to support increased sales volumes related to the Distribution Agreement.

Loan and Security Agreement

On August 8, 2025 (the “Closing Date”), we entered into a Loan and Security Agreement (the “LSA”) with the lenders party thereto (the “Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent (the “Agent”).
Under the LSA, the Lenders agreed to extend debt capital to us, in the form of a term loan, in tranches totaling an aggregate principal amount of up to $45.0 million available as follows: (a) at closing, an aggregate principal amount of $20.0 million (the “First Tranche”), (b) until January 31, 2027, subject to the achievement of certain commercial and operational milestones, an aggregate principal amount of $10.0 million (the “Second Tranche”), (c) until July 31, 2027, subject to the achievement of certain commercial and operational milestones, an aggregate principal amount of $10.0 million (the “Third Tranche”), and (d) an aggregate principal amount of $5.0 million in Lenders’ sole discretion (the “Fourth Tranche” and collectively with the First Tranche, the Second Tranche and the Third Tranche, the “Tranches”). The obligations of the Lenders to extend such debt capital are subject to certain conditions precedent described in the LSA. We are required to pay a commitment fee of 1.0% of the amount drawn, plus related documentation and funding fees, in connection with each drawdown. On the Closing Date, we drew down the First Tranche. Our obligations under the facility may be guaranteed by certain subsidiaries and are secured by a first priority security interest in substantially all assets of ours and any subsidiaries providing a guarantee.

In connection with the drawdown of any Tranche, we are required to issue to the Lenders a warrant to purchase shares of our Class A common stock (the “Common Stock”). The exercise price (“Exercise Price”) for each warrant shall be equal to the lower of (a) the volume-weighted average price of the Common Stock over the ten days prior to the drawdown and (b) the closing price of the Common Stock on the day immediately prior to the drawdown. The number of shares of Common Stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable Tranche, divided by the Exercise Price. Each warrant shall have a term of ten years from the date of issuance and shall permit cashless exercise, all in accordance with its terms. In connection with the drawdown of the First Tranche, we issued warrants to purchase up to an aggregate of 179,104 shares of Common Stock, with an Exercise Price of $3.35 per share.

All Tranches will mature on September 1, 2030 (the “Maturity Date”), unless earlier accelerated under the terms of the LSA. At maturity, we are required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon and any other obligations outstanding under the LSA. In addition, at maturity or early termination of the LSA, including acceleration of the loans, we are required to pay the Lenders an additional 4.0% of the amounts drawn down by us under the LSA (the "End of Term Payment").

Interest accrues on the Tranches that we have drawn down at a floating rate per annum, calculated based on a 360-day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 4.0%, and (b) 11.0%. The initial interest rate is 11.5% per annum. For the first 36 months after the Closing Date (the “Interest Only Period”), we are required to make only monthly payments of interest in arrears. Following such period, and until the Maturity Date (the “Amortization Period”), we are required to make monthly payments of principal and interest in an amount that fully amortizes the outstanding principal balance due over the duration of the Amortization Period. If the Second Tranche is fully drawn down by us, the Interest Only Period will be extended by six months. If the Third Tranche is fully drawn down by us, the Interest Only Period will be extended by a further six months. In the event of such extensions of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

We may voluntarily prepay the outstanding loan balance at any time, in whole or in part, subject to the payment of prepayment premiums. If prepayment occurs on or before the first anniversary of the Closing Date, the premium shall equal 3.0% of the principal being repaid. Thereafter, if prepayment occurs on or before the second anniversary of the Closing Date, the premium shall equal 2.0% of the principal being repaid. Thereafter, the premium shall equal 1.0% of the principal being repaid. For the avoidance of doubt, such prepayment premiums are in addition to the End of Term Payment. Additionally, we are required to prepay the outstanding loan balance (plus accrued and unpaid interest thereon, any prepayment premiums and any other obligations that are due and payable) upon a sale, divestment or transfer of all or substantially all assets of our company's, taken as a whole, or of a material business line of our company's, the acquisition by a person or group of a sufficient number of our equity securities to elect a majority of the members of our board of directors, or the acceleration of the loans by the Agent on behalf of the Lenders following an event of default under the LSA.

The LSA contains customary affirmative and negative covenants, including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of ours, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The LSA does not contain any covenants to maintain a specified level of revenues, profitability, cash flow or cash resources.

The LSA contains our customary representations and warranties, as well as customary events of default, the occurrence of which may accelerate our obligations, increase the interest rate by a specified default rate and impose other consequences described in the LSA. Such events include among others, failure to make payments when due, breach of covenants, insolvency, a cross-default to other indebtedness, a judgment event of default, the occurrence of a material adverse change to our operations, and delisting of our securities from the Nasdaq Stock Market LLC.
Effects of inflation and interest rates
The current inflationary and interest rate environment could have a negative impact on our results of operations, cash flows and overall financial condition. The widespread use of tariffs may have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. As a result, due to tariffs and other macroeconomic factors, we have and may continue to experience inflationary pressures on significant cost categories including labor, materials and freight. We continue to monitor the impact of inflation on these costs in order to minimize its effects through productivity improvements and cost reductions. There can be no assurance, however, that our operating results will not be affected by inflation in the future. In addition, inflation and increased interest rates (or the impact on the broader macroeconomic environment resulting from the foregoing) may decrease demand for our Growth Direct systems, as our customers may face economic uncertainty as a result. A decrease in demand for our products or increases in our costs, as well as any steps we may take to mitigate changes, could impact our overall growth. However, the related financial impact cannot be reasonably estimated at this time.
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as these customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of September 30, 2025, approximately 40% of our customers have purchased Growth Direct systems for multiple sites, and approximately 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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
Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection and Mold Alarm software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a relatively small (but varied) group of customers each year, so it is subject to variability from quarter to quarter.

Gross margin improvement
The majority of our customers are large, global pharmaceutical manufacturers and contract development and manufacturing organizations. In order to meet the expectations of our customers, we have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after-sales service. Since the third quarter of 2024, when we achieved positive gross margins for the first time in our company's history, we have maintained positive gross margins each quarter. Maintaining these positive gross margins in future periods will depend on our ability to execute on our business objectives, including generating sufficient revenues to cover the costs of producing and delivering our products and services. In order to further grow our gross margins, we are actively targeting numerous areas including:

•Reducing system and consumable product costs (materials and labor) through activities including strategic sourcing and product redesign;

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

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	5	7	(2)	(28.6)%
Cumulative systems placed	174	156	18	11.5%
Systems validated:
Systems validated in period	4	4	0	—%
Cumulative systems validated	152	133	19	14.3%
Product and service revenue — total	$7,838	$7,604	$234	3.1%
Product and service revenue — recurring	$4,839	$3,675	$1,164	31.7%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	12	15	(3)	(20.0)%
Cumulative systems placed	174	156	18	11.5%
Systems validated:
Systems validated in period	15	12	3	25.0%
Cumulative systems validated	152	133	19	14.3%
Product and service revenue — total	$22,305	$19,833	$2,472	12.5%
Product and service revenue — recurring	$13,226	$11,262	$1,964	17.4%

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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 61.7% and 48.3% of our total revenue for the three months ended September 30, 2025 and 2024, respectively. Recurring revenue was 59.3% and 56.8% for the nine months ended September 30, 2025 and 2024, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the number of Growth Direct systems placed and the cumulative number of validated systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection and Mold Alarm software), consumables, validation services, service contracts, and field service. We have historically primarily sold our products and services through direct sales representatives. Our sales arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended September 30, 2025	Percentage of Total Revenue	Three Months Ended September 30, 2024	Percentage of Total Revenue
	(in thousands)		(in thousands)
Product revenue	$5,214	66.5%	$5,255	69.1%
Service revenue	2,624	33.5%	2,349	30.9%
Total revenue	$7,838	100.0%	$7,604	100.0%

	Nine Months Ended September 30, 2025	Percentage of total revenue	Nine Months Ended September 30, 2024	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$14,117	63.3%	$13,505	68.1%
Service revenue	8,188	36.7%	6,328	31.9%
Total revenue	$22,305	100.0%	$19,833	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of September 30, 2025, we had placed 174 Growth Direct systems with approximately 50 customers globally, including approximately 75% of the top 20 pharmaceutical companies as measured by revenue, and the manufacturers of 16% of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.
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
We expect our Growth Direct system revenue to continue to grow over time as we increase system placements into our existing customers and markets and expand into new customers, markets and products. We recently announced the receipt of a large, multi-system customer order that we expect to contribute to our fourth quarter and full year 2025 results. If fulfilled in the contemplated timeframe, these system sales would be expected to contribute meaningfully to Growth Direct system revenue and placements in the fourth quarter. However, there can be no assurance that we will achieve placement of the ordered systems on the contemplated timing, if at all.

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
Our Mold Alarm software is a recurring or non-recurring product revenue stream depending on the type of software license purchased. Mold Alarm is an optional software module that offers additional functionality by allowing the Growth Direct to distinguish between mold and non-mold growth. Early detection of molds, in as little as 24 hours, allows facilities to begin remediation efforts earlier and return to routine production sooner. This software allows investigations to begin within one day with automated alerts triggered by detection of molds during the early stages of incubation.
Service revenue
We derive service revenue from validation services, field service including installations, and service contracts sold to our customers. Other than revenue from service contracts, which is recurring service revenue, revenue from all other field services as well as validation services are non-recurring service revenue streams.
We offer our customers validation services (including related documentation) that enable them to replace their existing manual testing method and utilize their Growth Direct systems in compliance with relevant MQC regulations. We also offer validation services in connection with our LIMS connection software and Mold Alarm software. Validation services are recognized as revenue over time as these services are provided to the customer.
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
Costs and operating expenses
In July 2024, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we implemented in August 2024 certain actions to reduce costs and expenses across the business (collectively, the "Operational Efficiency Program"). As part of our Operational Efficiency Program, we implemented actions to reduce employee-related expenses and certain other non-employee related costs. The reduced headcount and lower labor costs reflected in costs of revenue and the operating expense categories below was the result of the Operational Efficiency Program announced in August 2024. Our headcount at the end of the third quarter of 2025 was lower than our headcount at the end of the third quarter of 2024.
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
Other income (expense)
Interest income
Interest income is comprised primarily of interest income from cash equivalents and investments.
Interest expense
Interest expense is comprised primarily of expense incurred from long-term debt and leases.
Other expense, net
Other expense, net, primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during each of the three and nine months ended September 30, 2025 and 2024 and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands)
Revenue:
Product revenue	$5,214	$5,255	$(41)	(0.8)%
Service revenue	2,624	2,349	275	11.7%
Total revenue	7,838	7,604	234	3.1%
Costs and operating expenses:
Cost of product revenue	5,563	5,314	249	4.7%
Cost of service revenue	1,579	1,668	(89)	(5.3)%
Research and development	3,529	3,609	(80)	(2.2)%
Sales and marketing	2,895	3,376	(481)	(14.2)%
General and administrative	5,644	5,676	(32)	(0.6)%
Total costs and operating expenses	19,210	19,643	(433)	(2.2)%
Loss from operations	(11,372)	(12,039)	667	(5.5)%
Other income (expense):
Interest income	347	779	(432)	(55.5)%
Interest expense	(393)	(11)	(382)	3,472.7%
Other expense, net	(79)	(39)	(40)	102.6%
Total other income (expense), net	(125)	729	(854)	(117.1)%
Loss before income taxes	(11,497)	(11,310)	(187)	1.7%
Income tax expense	8	13	(5)	(38.5)%
Net loss	$(11,505)	$(11,323)	$(182)	1.6%
Revenue
Product revenue decreased by less than $0.1 million, or 0.8%, with the decrease attributable to two fewer system placements offset by higher consumable volumes and higher software revenue.
Service revenue increased by $0.3 million, or 11.7%. The increase in service revenue was primarily due to higher revenue related to validations as well as service contract revenue due to an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased by $0.2 million, or 4.7%. The increase was driven by higher consumables sales volume, net of the impact of two fewer system placements.
Cost of service revenue decreased by $0.1 million, or 5.3%. The decrease was primarily attributable to lower service headcount and related costs due in part to productivity improvements.

Research and development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$3,529	$3,609	$(80)	(2.2)%
Percentage of total revenue	45.0%	47.5%
Research and development expenses decreased by $0.1 million, or 2.2%. This decrease was primarily driven by reduction in headcount and was partially offset by increase in engineering and development work related to new product development activities.
Sales and marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$2,895	$3,376	$(481)	(14.2)%
Percentage of total revenue	36.9%	44.4%
Sales and marketing expenses decreased by $0.5 million, or 14.2%. This decrease was primarily driven by lower headcount-related and third-party consulting costs.
General and administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$5,644	$5,676	$(32)	(0.6)%
Percentage of total revenue	72.0%	74.6%
General and administrative expenses were essentially flat in the third quarter.
Other income (expense)
Interest income
Interest income includes interest earned on our cash equivalents and investments. The $0.4 million, or 55.5%, change in interest income was primarily due to the higher investment in the prior period.
Interest expense
Interest expense includes interest incurred in connection with our long term debt. The $0.4 million, or 3,472.7%, due to interest incurred with our long term debt.
Other expense, net
Other expense, net, which is comprised of miscellaneous expenses unrelated to our core business, was flat for each of the three months ended September 30, 2025 and 2024.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended September 30, 2025 and 2024. The expense in each period was attributable to income tax provisions related to our foreign subsidiaries.

Comparison of the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$14,117	$13,505	$612	4.5%
Service revenue	8,188	6,328	1,860	29.4%
Total revenue	22,305	19,833	2,472	12.5%
Costs and operating expenses:
Cost of product revenue	15,907	15,404	503	3.3%
Cost of service revenue	5,023	5,519	(496)	(9.0)%
Research and development	10,383	11,195	(812)	(7.3)%
Sales and marketing	8,760	10,284	(1,524)	(14.8)%
General and administrative	17,413	17,121	292	1.7%
Total costs and operating expenses	57,486	59,523	(2,037)	(3.4)%
Loss from operations	(35,181)	(39,690)	4,509	(11.4)%
Other income (expense):
Interest income	1,188	2,617	(1,429)	(54.6)%
Interest expense	(417)	(28)	(389)	1389.3%
Other expense, net	(190)	(91)	(99)	108.8%
Total other income (expense), net	581	2,498	(1,917)	(76.7)%
Loss before income taxes	(34,600)	(37,192)	2,592	(7.0)%
Income tax expense	26	31	(5)	(16.1)%
Net loss	$(34,626)	$(37,223)	$2,597	(7.0)%
Revenue
Product revenue increased by $0.6 million, or 4.5%. The increase was driven primarily by a higher volume of consumables as well as an increase in the average selling price of our systems. Higher system-related revenue, particularly from software sales, also contributed to the increase. The increase from these factors was partially offset by three fewer system placements during the nine months ended September 30, 2025 compared to the same period in 2024.
Service revenue increased by $1.9 million, or 29.4%. The increase in service revenue was primarily driven by increases in revenue related to validations and installations (including higher one-time services unrelated to new system sales) as well as higher service contract revenue as a result of an increase in the cumulative number of Growth Direct systems validated and under such contracts.
Costs and operating expenses
Costs of revenue
Cost of product revenue increased $0.5 million, or 3.3%. The increase was driven by higher consumables sales volume (net of the impact of three fewer system placements) as well as higher inventory reserves in the current-year period.
Cost of service revenue decreased by $0.5 million, or 9.0%. This decrease was primarily attributable to lower headcount and related costs due in part to productivity improvements.

Research and development

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$10,383	$11,195	$(812)	(7.3)%
Percentage of total revenue	46.6%	56.4%
Research and development expenses decreased by $0.8 million, or 7.3%. The decrease was primarily driven by lower headcount and headcount-related costs as well as the timing of spending related to new product development activities.
Sales and marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$8,760	$10,284	$(1,524)	(14.8)%
Percentage of total revenue	39.3%	51.9%
Sales and marketing expenses decreased by $1.5 million, or 14.8%. This decrease was primarily due to lower headcount-related and third-party consulting costs.
General and administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$17,413	$17,121	$292	1.7%
Percentage of total revenue	78.1%	86.3%
General and administrative expenses increased by $0.3 million, or 1.7%. This increase was primarily attributable to higher non-cash stock compensation expense and legal fees, partially offset by a reduction in consulting fees and business insurance premiums.
Other income (expense)
Interest income
Interest income, decreased $1.4 million, or 54.6% due to lower interest rates earned on our cash equivalents and investments balances.
Interest expense
Interest expense increased $0.4 million, or 1389.3%, due to interest incurred with our long term debt.
Other expense, net
Other expense, net, which is comprised of miscellaneous expenses unrelated to our core business, increased by $0.1 million or 108.8%. The increase was driven primarily by the loss on the revaluation of our warrant liability.

Income tax expense (benefit)
Income tax expense was less than $0.1 million for each of the nine months ended September 30, 2025 and 2024. The expense in each period was attributable to income tax provisions related to our foreign subsidiaries.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, and the proceeds from our IPO. In addition, in August 2025, we entered into the LSA with Trinity Capital, providing for up to $45.0 million of senior secured term loans available to us in multiple tranches, including an initial $20.0 million advance funded in August 2025. The LSA is described in more detail in Note 9 to our unaudited condensed consolidated financial statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.
We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were issued.
As of September 30, 2025, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

September 30, 2025

Cash and cash equivalents	$18,946
Short-term investments	22,302
Restricted cash	284
Total	$41,532
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $2.7 million as of September 30, 2025, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029. The sublease includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $3.0 million as of September 30, 2025, including $0.7 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.

Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2025	2024

Net cash used in operating activities	$(27,816)	$(34,244)
Net cash provided by investing activities	10,442	31,794
Net cash provided by financing activities	19,328	209
Net increase in cash and cash equivalents and restricted cash	$1,954	$(2,241)
Operating activities
During the nine months ended September 30, 2025, net cash used in operating activities was $27.8 million, a decrease of $6.4 million compared to the nine months ended September 30, 2024. The lower use of net cash was primarily a result of lower personnel-related costs due to reduced headcount as well as the volume and timing of payments to vendors and increased customer cash receipts. This decrease was partially offset by increased inventory purchases.
Investing activities
During the nine months ended September 30, 2025, net cash provided by investing activities was $10.4 million, a decrease of $21.4 million compared to the nine months ended September 30, 2024. Higher investment maturities in the prior-year period coupled with a decline in investment purchases contributed to the reduction in investing activities. Additionally, cash expenditures for property and equipment were lower in the current-year period.
Financing activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $19.3 million, an increase of $19.1 million compared to the nine months ended September 30, 2024. The primary driver of this increase was our issuance of long-term debt in August 2025.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K").
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve and maintain positive cash flow and profitability.
We have incurred significant losses since our inception. For the three months ended September 30, 2025, we incurred a net loss of $11.5 million. As of September 30, 2025, we had an accumulated deficit of $509.9 million. In July 2024, based on our enterprise-wide review of opportunities to realize operational efficiencies, we implemented certain cost-saving actions including a reduction in our workforce, the closure of open and planned positions and reductions in other non-headcount-related expenses across the business (the “Operational Efficiency Program”). However, in future periods, our operating expenses may continue to increase as we grow our business. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our cash flow goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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

In addition, as we seek to innovate in and disrupt the current microbial quality control ("MQC") market, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We are transitioning to a company capable of supporting commercial manufacturing, sales and marketing at scale in the United States and abroad. We may not be successful in such a transition and, as a result, our business may be adversely affected.
Our business depends on the commercial success of our Growth Direct platform, which may not be achieved or maintained.
Our business is dependent on sales of our Growth Direct systems and related consumables and services. Our ability to achieve and maintain commercial market acceptance of our Growth Direct platform will depend on a number of factors, including:
•significant acceptance by drug manufacturers of automated MQC testing;
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, we have experienced positive trends in our gross margins, improving from (5)% to 6% for the nine months ended September 30, 2024 and September 30, 2025, respectively. Expansion in gross margins in future periods may not be linear and may be subject to variability from period to period. Additionally, revenue growth and operating expenses may also be subject to variability from period to period. For example, we recently raised guidance with respect to Growth Direct system placements and total revenue for the full year ending December 31, 2025, together with the receipt of a large, multi-system customer order that we expect to contribute to our fourth quarter and full year 2025 results. If fulfilled in the contemplated timeframe, these system sales would be expected to contribute meaningfully to Growth Direct system revenue and placements in the fourth quarter. However, there can be no assurance that we will meet our guidance or achieve placement of the ordered systems on the contemplated timing, if at all. In addition, similar large multi-system customer orders may not be replicated in future subsequent periods. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
In August 2025, we entered into a Loan and Security Agreement (the "LSA"), with the lenders party thereto, or the Lenders, and Trinity Capital Inc., as administrative agent and collateral agent (the "Agent"). The LSA provides for up to $45.0 million of senior secured term loans (the "Term Loan"), available to us in multiple tranches. The availability of future tranches is subject to certain commercial and operational milestones and other conditions set forth in the LSA and, therefore, there can be no guarantee that we will be able to access any future tranches. The Term Loan will mature on the 60-month anniversary of the closing date. Our obligations under the LSA are secured, subject to customary permitted liens and other agreed-upon exceptions, by a first-priority perfected security interest in all of our tangible and intangible assets, including our intellectual property.
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments of $41.2 million as of September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and additional debt financings or other sources. We do not currently have any committed external source of funds. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
Our ability to expand our Growth Direct platform to customers who manufacture cell and gene therapies depends upon our ability to integrate our platform with the novel manufacturing processes being developed for these therapies. Companies that manufacture cell and gene therapies are developing new approaches to handle this manufacturing method, including novel facility layouts, new processes and workflows, and new quality and risk management frameworks. Unlike traditional “small molecule” drug manufacturing, the manufacture of biologics, and cell and gene therapies in particular, is more time sensitive and subject to increased risk of contamination due to material handling and process change-over. There are also currently a small number of cell and gene therapies approved by the U.S. Food and Drug Administration ("FDA"). While we have experience providing automated MQC testing for customers that manufacture a number of these approved therapies, we may encounter challenges or unexpected issues as we apply our Growth Direct platform to testing a greater number of therapies as they are approved in future. We cannot be certain that we will be able to successfully or consistently integrate our platform with this novel manufacturing process. If we are unable to successfully expand our Growth Direct platform into this growing segment of therapeutic manufacturing, our business and financial position may be adversely affected.
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
Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our laboratory information management system ("LIMS") connection and Mold Alarm software. There could be undetected errors or defects despite our rigorous testing of our platform and its components, and the Growth Direct platform may otherwise not meet the expectations of our customers. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs, such as those associated with repairs, replacements or reacquisitions of our systems. If such challenges occur, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced or reacquired Growth Direct systems under warranty. Our failure to prevent or adequately address any of foregoing risks could have a material adverse effect on our business, operating results and financial condition.
Our success depends on, among other things, the market’s confidence that the Growth Direct platform is capable of substantially enhancing quality control in the conduct of manufacturing activities as compared to the traditional method of MQC testing or that of competitive products, and will enable more efficient or improved drug manufacturing. Pharmaceutical companies and contract development and manufacturing organizations ("CDMOs"), are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful improvements in MQC testing with results at least as good as the results generated using the traditional method of MQC testing, or new methods of automated MQC testing being developed and sold by emerging competitors. There can be no guarantee that our platform will meet the expectations or needs of these companies or CDMOs.
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
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, with respect to the collection and processing of personal data relating to our personnel, customers and establishments in Europe, we are subject to the EU General Data Protection Regulation ("EU GDPR"), the UK General Data Protection Regulation ("UK GDPR"), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) our offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of any of our establishments in the UK or any EEA Member State, such as our German subsidiary. In this Quarterly Report on Form 10-Q, references to “GDPR” encompass both the EU GDPR and UK GDPR, unless specific otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including transfers of personal data from Europe to the United States in certain circumstances. Any inability to transfer personal data from Europe to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Switzerland has also implemented data protection laws with similar obligations and triggers to the GDPR which we may be subject to in connection with our Swiss subsidiary, personnel and customers.
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

In addition, in February 2025, we entered into a Distribution and Collaboration Agreement (the "Distribution Agreement") with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma, pursuant to which we granted our collaborator the co-exclusive right to distribute certain of our products. Our ability to generate sales and product revenue under this agreement is dependent on the performance and cooperation of our distributor. Our distributor may not meet its obligations, including with respect to its initial purchase commitments, experience financial difficulties, undergo adverse changes in its business or shift its focus away from selling our products. Furthermore, during the term of the agreement, we are prohibited from engaging other third parties to sell our products so long as a purchase commitment by the distributor is in place. There can be no assurance that our distributor will make additional commitments to purchase our products. The interests of our distributor may diverge from ours, and disagreements over key decisions or strategies could lead to conflict, impaired collaboration or the dissolution of the collaboration. We may not successfully manage channel conflicts with our distributor and our selling efforts to certain customers may overlap with those of our distributor, which may lead to disputes over which party should receive credit for a given sale or which party should manage the customer relationships that are created or deepened during the course of the collaboration. Our distributor is headquartered in France and, as a subsidiary of a large, multinational science and technology company, may have different corporate cultures, operational procedures and business practices, all of which can be challenging to manage. In engaging in its selling and marketing efforts, our distributor may place substantial and time-sensitive demands on the attention and resources of our employees and management, including those related to answering questions and fielding requests from its salesforce and otherwise assisting our distributor with its commercial activities in respect of our products, all of which may divert the focus of our personnel.

Our distribution arrangement includes tier-based transfer pricing on the covered products, which may adversely impact the margins that we achieve on sales of our products. If our distributor achieves commercial traction with our products, we may become reliant on our distributor through increased sales to customers. In addition, if we enter into a supply agreement or a services agreement as contemplated by our Distribution Agreement, we may become dependent on the distributor in our efforts to service our customers and lower the costs of our products. In that event, we may suffer significant and adverse consequences to our business operations, sales, revenue, product margins and customer experience in the event our collaboration is terminated.

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
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Existing and future warranties place us at the risk of incurring future repair or replacement costs. We establish our accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in determining the expected product warranty costs, using estimated material, labor and other costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. As of September 30, 2025, we had $0.4 million reserved for warranty costs. Substantial amounts of warranty claims could have a material adverse effect on our business, financial condition and results of operations.
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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape and the shutdown of the federal government. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries, including China, have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Tariffs may also have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. If we are unable to manage such inflationary pressures, such as by passing along price increases to our customers or reduce product costs or operating expenses in other areas of our business, our gross margins, cash position and other elements of our results of operations may suffer. The global credit and financial markets have also generally experienced severe volatility and disruptions. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

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
The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. Certain of our inventions for which we have pursued, and in some cases obtained, patent protection were developed using federal funding from the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority. As a result, the U.S. government may have certain rights, including so-called march-in rights, to any patent rights that were funded in party by the U.S. government and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our business, financial condition, results of operations and prospects.

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
If our Class A common stock is delisted from the Nasdaq Stock Market LLC, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease.

The Nasdaq Stock Market LLC ("Nasdaq"), on which our Class A common stock is currently listed has minimum requirements that a company must meet in order to remain listed, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. We have previously received notifications from Nasdaq that we were not in compliance with its minimum bid price requirements. Most recently, on February 2, 2024, we received a letter from Nasdaq notifying us that the closing bid price of our Class A common stock was below $1.00 per share for the preceding 30 consecutive trading days and that, as a result, we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In order to extend the time period during which we were required to seek to regain compliance with the Bid Price Requirement, we transferred the listing of our Class A common stock to the Nasdaq Capital Market effective as of August 5, 2024. On November 11, 2024, we received a letter from the Staff indicating that we had regained compliance with the Bid Price Requirement, following ten (10) consecutive business days during which the closing bid price of our Class A common stock was equal to or greater than $1.00 per share.

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

A delisting of our Class A common stock from Nasdaq could materially reduce the liquidity of our Class A common stock and result in a corresponding material reduction in the price of our Class A common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. Further, any potential delisting of our Class A common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market. Such a delisting would also constitute an event of default under our long term debt facility.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could depress the market price of our Class A common stock.

Except for shares of our Class A common stock that are held by our directors, officers and affiliates, which are subject to certain restrictions on resale under the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations promulgated thereunder, all other shares of our Class A common stock listed on Nasdaq are generally freely tradable. These include shares held by stockholders, including those that hold large positions in our securities, that are not our affiliates as such term is defined under Rule 144 of the Securities Act. Sales of a substantial number of shares of our common stock by such stockholders, particularly at a time when daily trading volumes in our stock are low, has had and may continue to have the effect of depressing the trading price of our common stock. Such downward pressure in the trading price of our common stock may also be exerted by investors' expectations or perceptions that such sales could occur.
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
Based on the number of shares of Class A common stock outstanding as of September 30, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
We are also a “smaller reporting company” and are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as presenting two years of audited financial statements in our 2024 Form 10-K or reduced disclosure requirements for executive compensation. This reduced disclosure in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are continuing to refine our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
We have been, and may again in the future, subject to the actions of activist stockholders or unsolicited acquisition proposals, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.
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
As of December 31, 2024, we had U.S. federal and state net operating loss ("NOL"), carryforwards of $268.4 million and $114.8 million, respectively. These NOLs may be available to offset future taxable income, if any, that begin to expire in 2038 and 2032, respectively. Additionally, we had federal NOLs of $255.6 million generated since 2018, which do not expire. The Tax Cuts and Jobs Act enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. In addition, we had federal and state research and development tax credits of $2.8 million and $3.2 million, respectively. These tax credits may be available to offset future tax liabilities and begin to expire in 2038 and 2025, respectively.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. Our company has completed a Section 382 study through July 31, 2020 to assess the limitations on use of NOLs and research and development credits due to changes in control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. We have not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax (benefit) expense” and Note 11—Income taxes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Use of Proceeds
On July 14, 2021, the Registration Statement on Form S-1 (File No. 333-257431) relating to our initial public offering ("IPO") was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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
10.1+
Loan and Security Agreement, dated as of August 8, 2025, between the Registrant, Trinity Capital Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No.001-40952) filed on August 12, 2025)

10.2
Form of Warrant issued by the Registrant in connection with the Loan and Security Agreement, dated as of August 8, 2025, between the Registrant, Trinity Capital Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No.001-40952) filed on August 12, 2025)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 7, 2025

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)