Form 10-K
period 2025-12-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2026-03-12
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Class A common stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $103,561,445.
The number of shares of the registrant’s Class A common stock, par value $0.01, outstanding as of March 6, 2026 was 40,963,464.
The number of shares of the registrant’s Class B common stock, par value $0.01, outstanding as of March 6, 2026 was 4,499,529.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

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
•our goal to achieve positive cash flow, our efforts to reduce our use of cash for operating and investing activities and the assumptions underlying such goal;
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
•our ability to remain in compliance with the listing requirements of The Nasdaq Stock Market LLC ("Nasdaq");
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. We have based forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•If our Class A common stock is delisted from Nasdaq, the liquidity of our Class A common stock would be adversely affected and the market price of our common stock could decrease; and
•We have been, and may in the future be, subject to the actions of activist shareholders or unsolicited acquisition proposals, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.

PART I
Item 1. Business.
Defining the future of pharmaceutical quality control
We are leading a global transformation toward fully automated microbial quality control ("MQC") within pharmaceutical manufacturing. Our products safeguard the most complex and critical bioprocessing workflows in the industry, enabling faster, safer, and higher capacity drug production. Through our unique expertise at the intersection of microbiology, robotic systems, and advanced vision algorithms, we are setting the foundation for end-to-end quality control automation to enable the future of advanced pharmaceutical manufacturing.
Overview
We are an innovative life sciences technology company providing mission critical automation solutions to facilitate the efficient manufacturing and fast, safe release of healthcare products such as biologics and cell and gene therapies, vaccines, and sterile injectables. Our flagship Growth Direct platform automates and modernizes the antiquated, manual MQC, testing workflows used in the largest and most complex pharmaceutical manufacturing operations across the globe. The Growth Direct platform brings the quality control lab to the manufacturing floor, unlocking the power of MQC automation to deliver the faster results, greater accuracy, increased operational efficiency, better compliance with data integrity regulations, and quicker decision making that our customers rely on to ensure safe, consistent and timely supply of important healthcare products.
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
The Growth Direct platform fully automates and digitizes the process of pharmaceutical MQC and enables our customers to perform this critical testing process more efficiently, accurately, and securely. Our platform comprises the Growth Direct system, proprietary consumables, lab information management system ("LIMS") connection and other software, and comprehensive customer support and validation services. Our Growth Direct system is a fully automated, high throughput system for daily processing of MQC samples using our proprietary consumables—a microbiology quality control lab "in a box." We have achieved an automated method that is faster and produces more accurate, reliable and accessible data than the traditional method. The Growth Direct platform delivers results in half the time or less compared to the traditional method, and with its higher testing throughputs and capacity can absorb the vast majority of daily MQC testing in any facility. Our system increases accuracy and efficiency through full automation of the MQC process. Customers depend on Growth Direct’s robust security, connectivity, and data integrity capabilities, reinforced by its high reliability.

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
We employ direct commercial and service teams that drive the adoption of our products globally. We create a superior user experience from pre-sales, to onboarding, consultative validation services, onsite technical training, and continued customer support throughout our relationship. We have a scalable commercial infrastructure including a direct sales force in North America, Europe, and the Asia-Pacific region as well as distributors supporting certain territories. This is supplemented with an extensive and highly specialized customer service and validation infrastructure. This infrastructure ensures successful on-boarding of the Growth Direct through both initial validation and follow-on purchases throughout the entire customer site network, where the highest volume sites may require dozens of Growth Direct systems. We currently have customers across approximately 107 sites in 18 countries and the majority of our customers have multiple Growth Direct systems and have deployed Growth Direct across multiple facility locations.
We have placed 190 systems and sold approximately 9 million consumables globally. Our customer base includes 75% of the top twenty largest pharmaceutical companies as measured by revenue and the manufacturers of a number of U.S. Food and Drug Administration ("FDA") approved cell and gene therapies, including 86% of approved gene-modified autologous CAR-T cell therapies. Once installed and validated in our customers’ facilities, Growth Direct provides for recurring revenues through ongoing consumables and service contracts.
We seek to establish Growth Direct as the trusted global standard in automated MQC by delivering the speed, accuracy, security, data integrity and regulatory compliance that our customers depend on to ensure patient safety and consistent drug supply.
Industry background and challenges
MQC overview
MQC is the principal method by which pharmaceutical manufacturers ensure the ongoing sterility of their facilities and finished products by detecting and stopping contamination from any outside microorganisms, such as bacteria, mold, and other foreign substances. MQC is a critical component of the bioprocess and pharmaceutical production process and is regulated and mandated by the FDA, under current good manufacturing practices, and by other international regulatory agencies. Current MQC testing methods are manual, laborious, and have lacked innovation over the past several decades.
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
•Water (W)—tests any purified water used at any stage of the drug production process, including water for injection, and represents approximately 15% of global MQC test volume;
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
In the last several years alone, there have been numerous publicized incidents involving leading pharmaceutical companies that highlight the risk of poorly controlled, manual MQC testing and protocols, resulting in lengthy site closures, and complete response letters, resulting in delays to product approvals.
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
•Rebuilding of domestic supply chain / increasing scrutiny of outsourced materials with focus on reshoring drug manufacturing processes to the U.S. — We believe the reshoring of manufacturing operations to the U.S. will further increase demand for efficient automated MQC testing.
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

Growth Direct method
The Growth Direct method relies on a fundamental property of all microorganisms—they contain cellular components required for growth, called flavins and flavoproteins, that autofluoresce, or glow, without the addition of reagents under certain frequencies of light. Our proprietary system detects microcolonies of microorganisms by illuminating them with blue-spectrum light and directing the resulting green-spectrum signal onto a Charged-Coupled Device chip—an array of independent photosensitive pixel elements. Our image analysis software interprets these light signals and counts the clusters of illuminated pixels representing each microcolony. The end result is an automated method that is faster and produces more reliable and accessible data than the traditional method. Our Growth Direct platform accelerates time to results by 50% or more compared to the traditional method, and reduces MQC testing to a simple two-step workflow, eliminating up to 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers.
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
Accuracy. The Growth Direct is highly accurate. Studies of the Growth Direct comparing its vision-based detection and enumeration of colonies against the MQC gold-standard United States Pharmacopeia ("USP"), <61> benchmark reference set of microorganisms demonstrate that the Growth Direct delivers the same results or better as traditional, manual verification of colonies.
Speed. The Growth Direct is faster than the traditional method. Across a range of organisms of interest, the Growth Direct detects colonies in half the time or less compared to the traditional method.
Reliability. The Growth Direct is more reliable than the traditional method for accuracy of organism enumeration. In studies of EM plates incubated for five days, which compared Growth Direct’s vision-based detection and enumeration to visual counting conducted by technicians, the Growth Direct regularly identified and counted colonies that technicians missed.
Our Growth Direct platform
We pioneered the Growth Direct platform—a combination of our novel Growth Direct system, proprietary consumables, LIMS connection software, and comprehensive customer support and validation services—to fully automate and digitize the process of MQC in the sterile manufacturing of important health care products.
The Growth Direct system
Our current, second-generation Growth Direct system reflects our deep experience with delivering automation to the MQC market. The Growth Direct system is a fully automated, high throughput system for processing MQC samples—a microbiology quality control lab in a box. The Growth Direct system contains two high-capacity incubators, an advanced imaging system and internal robotics for sample handling. The system enables walk-away bulk sample loading, holding 700 of our consumables per system. Its dual, independently controlled incubators automatically manage multi-temperature incubation protocols. Onboard imaging and vision software detects and counts microbial growth, delivering test results in half the time of the manual method. The system’s compact 57” x 39” x 95” size delivers these benefits in a footprint that allows customers to place the Growth Direct system directly in manufacturing suites of various sizes compared to the traditional method, where samples are often required to be transferred to a centralized lab. Co-location in manufacturing minimizes delays to incubation and errors introduced by sample transfer to the quality control lab. The Growth Direct system brings the lab to the manufacturing floor, for automated MQC testing, anywhere in the facility or manufacturing campus.
Proprietary consumables
We offer proprietary consumables plates to capture test samples for analysis on the Growth Direct system. These applications include EM, W, BB and ST. All types are custom-designed proprietary consumables with specific mechanical and optical features to facilitate automated handling and image processing within our Growth Direct system and have bar codes for sample tracking and data integrity. Two bar code options can be used—one generated during our manufacturing process to define the test application, media type and expiration dates, and a second generated by the Growth Direct system at time of testing to define the sample ID and LIMS reference number.
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
Our new rapid sterility test is designed to deliver time to organism detection in as little as 12 hours and final time-to-result, in as little as one to three days, enabling faster release of final pharmaceutical product, allowing manufacturers to benefit from faster time to market, less potential waste and reduced inventory and holding costs. This represents a significant improvement over widely used traditional test methods and provides compelling differentiation when compared to current rapid sterility products.

The program to develop our new rapid sterility test was historically supported by contract funding from U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority ("BARDA"), as part of their support for the development of improvements in vaccine production methods that accelerate the availability of vaccines against viruses with pandemic potential. The contract funding with BARDA ended in December 2021.
Growth Direct LIMS connection and other software
Our Growth Direct software allows for two-way integration to a customer's LIMS, enabling a fully paperless workflow. The bi-directional LIMS connection uses the widely supported comma-separated values, or CSV, file format to communicate, delivering compatibility with all existing LIMS. The connection supports the use of LIMS for Growth Direct-created barcodes that are applied to our consumables. After sampling, the consumables are loaded into the Growth Direct system, which performs the incubation, detection and enumeration of colonies. Final results are automatically uploaded to the LIMS. This eliminates the risk of human error that could arise from manually entering the results, while improving efficiency. Moreover, the LIMS connection eliminates the need to use paper in the lab and delivers information to stakeholders in a secure manner, designed to enable compliance with data integrity regulations.
Our service team works directly with customers’ IT teams to help integrate Growth Direct software into their LIMS for seamless connectivity.
We also offer other software to our customers for use with our Growth Direct platform that adds features or expands capabilities, such as our Mold Alarm software.
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

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, the parties are negotiating towards a supply agreement, pursuant to which the parties are exploring cost-saving measures within our supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, the parties are negotiating towards a services agreement to permit us and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement. We expect to make incremental investments in our manufacturing and service organizations as our sales volumes increase over time, including as a result of increased sales volumes related to the Distribution Agreement.
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
•Our proprietary technology platform offering best-in-class automated and secure MQC testing — Our platform was purpose built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny of global pharmaceutical manufacturing. We believe that our Growth Direct platform leads the industry in throughput, accuracy, reliability, security, and data integrity. Compared to the traditional method, our Growth Direct platform accelerates time to results by 50% or more, and reduces MQC testing to a simple two-step workflow, eliminating 85% of the manual steps of traditional MQC, generating significant time, operational, and cost savings for our customers. The Growth Direct platform is backed by our well-established comprehensive validation and value-added service offerings, which we believe instill confidence and create a positive experience for our customers. Altogether, we believe our technology and service platform best address the growing needs of our customers.
•Our investment and patent-protected innovation across multiple technology disciplines — Our platform reflects our expertise at innovating and integrating across multiple technology disciplines, including systems design, robotic handling, microbiology, optical imaging, software image analysis, data management and security, and process automation. Through multiple years of development and investments from both investors and institutional partners, we have amassed a set of technologies that form the foundation of our growing suite of products and solutions. We also believe that our first mover advantage in automated MQC testing reinforces our growing position in this market, with over 15 years of customer development and feedback, technical development, advocacy, and customer success. We continue to focus on investing in our business and have a well-defined product roadmap which includes development of new, innovative products, as well as advancements to our existing suite of technologies. Moreover, we have a strong intellectual property portfolio, with at least 162 granted and pending patents globally, including 12 granted unexpired patents and 16 pending patent applications in the U.S. as of December 31, 2025.
•Top-tier customers establishing Growth Direct as an industry standard globally — We have cultivated long-standing and collaborative relationships with our significant and growing customer base. We originally developed our platform in close collaboration with our customers, and our customers’ success in validating our technology constitutes a major driver for platform deployment. Moreover, we believe our well-established comprehensive validation, value-added service, and customer support offerings instill confidence and create a positive experience for our customers, cementing the value and integration of our products. Through these efforts, we deliver high quality experiences at every step of the customer journey which creates and strengthens our customer loyalty.
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
•Ability to leverage our extensive regulatory expertise to better serve our customers’ needs — We believe we are a thought-leader with respect to regulatory requirements. We have a long history engaging with the major regulatory bodies in our industry, such as the FDA and the European Medicines Agency, or EMA, some of whom are also our customers. Our regulatory strategy has benefited our business in several ways, including: 1) by achieving the definition of the Growth Direct Technology as an “automated compendial validation” in key trade group and regulatory issuances, such as the Parenteral Drug Association, or PDA, Technical Report 33, and USP chapter <1223>; 2) by working with industry and regulatory forums to define a fast validation strategy that allows a short timeline routine testing implementation, which is described in a case study written by us and several of our customers and published in the PDA Journal of Pharmaceutical Science and Technology in November 2022; and 3) and by helping our customers obtain regulatory acceptance from the FDA and EMA for the use of our technology and validation strategy for new drug applications with the BB application (EM and W do not need regulatory license changes). Our technology has also been audited regularly by regulatory inspectors as part of routine audits of customer sites, with no citations received to date. Historically, we also secured substantial long-term government contracts from BARDA to support development of our rapid sterility kit as part of a partnership concerning areas of shared strategic interest regarding accelerated pandemic vaccine release.
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

Leverage our first-mover advantage and our industry leadership to cement Growth Direct as the new standard of MQC automation in the rapidly growing bioprocessing market, including biologics and cell and gene therapy manufacturing — Our MQC process automation platform is particularly well-suited to the manufacturing of biologics and cell and gene therapies. Some of these products are manufactured in a highly modularized fashion where each manufacturing batch often represents an individual dose to a specific patient. These therapies are therefore exceedingly valuable, and the manufacturing methods to produce them are time-sensitive and exposed to outsized risk of contamination given the amount of material handling and process change-over. We have demonstrated the value of our platform in cell and gene therapy manufacturing with our early success in converting customers in this segment. Furthermore, companies in this space are developing new approaches to manufacture these complex products, including novel facility layouts, new processes and workflows, and new quality and risk management frameworks. We intend to capitalize on our first-mover advantage to define the standard of MQC automation in this growing market by moving upstream in the cell and gene therapy manufacturing design practice, creating thought leadership on MQC automation in cell and gene therapy manufacturing, partnering with facility design firms who specialize in manufacturing infrastructure for these modalities, and targeting contract development and manufacturing organizations ("CDMOs"), contract manufacturing organizations ("CMOs"), and contract research organizations ("CROs"), with significant exposure to this segment.
Drive new customer adoption of the Growth Direct platform by converting the leading manufacturers in our core markets, including top 50 pharmaceutical companies and leading CDMOs — There are 49 global customers that have adopted the Growth Direct platform to automate MQC testing in 107 manufacturing facilities. We intend to drive global adoption by broadly seeking new customers in our core pharmaceutical manufacturing end markets. Our primary focus is on influential high-volume top 50 pharmaceutical companies as measured by revenue and global CDMOs, which provide manufacturing services directly to pharmaceutical companies. Our target geographies include North America, Europe, and the Asia-Pacific region.

Expand implementation of the Growth Direct platform within our existing customer base by deploying additional systems across their global manufacturing site network and driving increased application utilization and consumable pull through on a system-by-system basis — We pursue a land-and-expand strategy to drive broad global adoption of our systems. Our approach begins by placing initial systems within our customers’ global manufacturing network. The majority of our customers, which comprise 75% of the top 20 global pharmaceutical companies as measured by revenue, have global operations with multiple manufacturing facilities. We guide these initial sites as they gain experience with the Growth Direct, assisting their validation of initial applications, proving the value of our systems, and establishing a relationship as a trusted and reliable vendor. Our system is specifically designed to absorb the daily MQC testing volume at our customer’s facilities. We then sell additional systems to support additional suites at existing sites as well as leverage our high customer satisfaction at existing facilities to drive adoption at new sites within our customers’ global manufacturing network. The majority of our customers have multiple Growth Direct systems and over 40% have deployed Growth Direct systems across multiple facility locations. We accomplish this expansion via direct peer-to-peer selling facilitated by our commercial team, and seek to partner with executive decision makers to execute global customer rollout agreements. We simultaneously drive increased utilization on a system-by-system basis by providing our customers our full suite of applications that can be validated and used on the Growth Direct platform. Moreover, our customers’ strong desire to globally standardize and harmonize their MQC operations provides us a direct opportunity to grow with them, and after validating their first system we are able to install and validate more systems globally for them much faster given the initial validation process.
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
Pursue opportunistic strategic investments, partnerships, and acquisitions — Our strong growth to date has been entirely organic as we continue to add customers to our growing install base of Growth Direct users, while also expanding our consumables and product offering to those customers. At the appropriate stage, we may consider opportunistic investments, partnerships, and acquisitions which may strengthen our product platform, allow us to enter new markets, and enhance our growth profile. For example, in February 2025 we entered into the Distribution Agreement with MilliporeSigma, as discussed further in this Business section in this Annual Report on Form 10-K.
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

Gross margin improvement
We have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after sales service. In the third and fourth quarters of 2024, we achieved positive gross margins for the first time in our company's history. Our gross margins remained positive for the 12 months ended December 31, 2025, and increased as compared to the 12 months ended December 31, 2024. Maintaining these positive gross margins in future periods will depend on our ability to execute on our business objectives, including generating sufficient revenues to cover the costs of producing and delivering our products and services. In addition, in order to further improve our gross margins, we seek to reduce such costs and are actively targeting numerous areas including:

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
We believe that our manufacturing capacity is sufficient to meet our near-term growth targets for both systems and consumables. Our consumables manufacturing operation, in particular, is designed to meet the demands of high-volume media supply necessary to serve our market. It is centered around a state-of-the-art automated production line that we believe has enough capacity to support near and medium-term growth. To support continuous supply for our customers, we have manufacturing redundancies and maintain inventory in multiple locations, including our Lowell facility, a second redundant storage location in the metropolitan Boston area, and at our third-party logistics warehouse in Oss, Netherlands.
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
As of December 31, 2025, we own 12 granted unexpired patents in the United States, 72 issued patents in foreign jurisdictions, including Australia, Canada, China, countries in Europe, India, Japan and Mexico, and 16 pending patent applications in the United States. Our issued patents and pending patent applications cover our technologies and products, including machines, manufactures, compositions of matter, and methods of use with respect thereto, related to the Growth Direct platform. Any patents that may issue from pending applications that we own have expiration dates or, in the case of patent applications, projected statutory expiration dates, between 2032 and 2045, excluding, with respect to patents that may be issued from our patent applications, any additional term for patent term adjustments or patent term extensions, if applicable.
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
We primarily compete with established manufacturers of traditional MQC testing products, such as petri dishes, incubators, and other manual testing equipment, which our products aim to displace. These companies include bioMerieux, Becton Dickinson, Charles River Labs, Merck Millipore and Thermo Fisher. We also compete with a limited number of companies that have or are attempting to enter the MQC testing market with alternative automated solutions. These include Interscience, which offers a partially-automated system for MQC testing that is distributed and marketed by bioMerieux, as well as Copan Group and Clever Culture Systems, which offer EM products focused on the pharmaceutical microbiology market. There are also several established companies in the bioprocessing technology market with whom we do not currently compete, but that could develop products that will compete with us in the future.
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

Government regulation
We provide products and services used for quality-control testing in pharmaceutical product and medical device manufacturing. Although our Growth Direct platform is not directly subject to regulation by the FDA, our customers’ products and product candidates are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. In the United States, many of our customers’ products are regulated as either medical devices or drugs under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), and its implementing regulations, or as biological products under the FDCA and the Public Health Service Act (the "PHSA"), and their implementing regulations, each as amended and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices, drugs and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the applicable requirements of the FDCA and the PHSA. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity.
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
Employees
As of December 31, 2025, we had 171 full-time employees across the globe, of which 34 were engaged in sales and marketing, 34 in research and development, 74 in manufacturing and service, and 29 in general and administrative. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
Talent Recruitment and Retention
We strive to attract a pool of exceptional candidates across a wide range of backgrounds and support their career growth once they become employees. We emphasize in our evaluation and career development efforts internal mobility opportunities to drive professional development for every employee, which we believe also drives our retention efforts. We strive to provide learning opportunities for all our employees through the development of new learning paths, technical on-the-job training, and leadership training. We also provide our employees career development and career paths through internal promotional opportunities, tuition reimbursement and annual performance management processes.
We provide our employees with competitive employment opportunities through market-based compensation, broad based equity ownership across the company, and a comprehensive benefits program. Our health and welfare benefits include medical, dental and vision coverage, short-term disability, long-term disability insurance, a comprehensive 401k retirement plan with an employer match, an employee stock purchase plan, pet insurance, and paid time off.

Additional information
Rapid Micro Biosystems, Inc., a Delaware corporation, was incorporated in December 2006. We completed the initial public offering of our Class A common stock in July 2021.
Our Internet address is www.rapidmicrobio.com. On our Investor Relations website, investors.rapidmicrobio.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission ("SEC"). Our Code of Business Conduct and Ethics is also posted on our website located at https://investors.rapidmicrobio.com/corporate-governance/documents-and-charters. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We have incurred significant losses since our inception. For the years ended December 31, 2025 and 2024, we incurred net losses of $47.1 million and $46.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $522.4 million. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our positive cash flow goal is based on our expectations of business growth that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Attaining our cash flow goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, while we have experienced positive trends in our gross margins, expansion in gross margins in future periods may not be linear and may be subject to variability from period to period. In that regards, our gross margins improved from (0.4)% for the 12 months ended December 31, 2024 to 3.1% for the 12 months ended December 31, 2025, while quarterly gross margins declined from 12% for the three months ended December 31, 2024, to (3)% for the three months ended December 31, 2025. Additionally, revenue growth and operating expenses may also be subject to variability from period to period. For example, in the fourth quarter we received a large multi-system customer order that had a meaningful impact on our revenue. Similar large multi-system customer orders may not be replicated in future periods. Additionally, the timing of consumables, validations and service revenue is variable. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
•lead time needed for validation prior to our customers’ purchasing and using our consumables;

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
Our actual business results may vary significantly from such guidance due to a number of factors, many of which are outside of our control, including our customers’ demand for our Growth Direct systems, the length of the sales cycle for purchases of our systems, customer site readiness and the lead time needed for validation of our systems prior to customers purchasing and using our consumables, the costs of manufacturing and shipping our products or of providing services to our customers, as well as the impact of global economic uncertainty and financial market conditions, such as recently imposed and potential future tariffs, geopolitical events, rising inflation, rising interest rates, and public health crises, all of which have in the past and may in the future adversely affect our business and operating results. For example, guidance that we provide is based on system purchase order commitments that we have in hand or expect to receive in the future, which may not be a reliable indicator. We recognize revenue upon the delivery of our systems to customers, at which point we also classify such systems as placed. Delivery of our systems to customers is dependent on a number of factors, many of which are beyond our control, including our customers’ plans and circumstances with respect to their manufacturing capabilities, such as the timing of construction activities. If our systems are not delivered on the timelines that we expect or at all, our expectations with respect to the recognition of revenue and number of systems placed may prove to be incorrect. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors, or other interested parties, we may experience adverse effects on our business and reputation and the price of our common stock could decline.
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
In August 2025, we entered into a Loan and Security Agreement (the "LSA"), with the lenders party thereto, or the Lenders, and Trinity Capital Inc., as administrative agent and collateral agent (the "Agent"). The LSA provides for up to $45.0 million of senior secured term loans (the "Term Loan"), available to us in multiple tranches. The availability of future tranches is subject to certain commercial and operational milestones and other conditions set forth in the LSA and, therefore, there can be no guarantee that we will be able to access any future tranches. The Term Loan will mature on August 8, 2030. Our obligations under the LSA are secured, subject to customary exceptions, by a security interest in all of our tangible and intangible assets, including our intellectual property.
The LSA contains customary covenants that could prevent us from taking certain actions without the consent of the Lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. For additional information see Note 9 — Notes payable,net to our audited financial statements as of and for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments of $38.3 million as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this Annual Report on Form 10-K. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and additional debt financings or other sources. We do not currently have any committed external source of funds that are not subject to conditions to access. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
Even if we are successful in developing new products, it will require us to make significant additional investments in marketing and selling resources in order to commercialize any such products. For example, we recently made generally available for commercial sale our rapid sterility application for use on the Growth Direct system, for which we have expended significant time and resources to develop. We placed our first Growth Direct rapid sterility system with an existing customer in the second quarter of 2024. However, there can be no assurance that this new sterility test will gain broad commercial acceptance or that we will scale our manufacturing capabilities to support customer demand. Furthermore, because this is a new application, we may encounter technical or other product challenges as customers adopt and implement Growth Direct rapid sterility into their workflows. We may be unsuccessful in commercializing new products that we develop, which could adversely affect our business, financial condition, results of operations and prospects.
Our customers use our Growth Direct platform as part of their quality control workflow, which is subject to regulation by the FDA and other comparable regulatory authorities.
We provide products and services used for quality-control testing in pharmaceutical product manufacturing. Our customers are subject to extensive regulations by the FDA and similar regulatory authorities in other countries, including, for example, current good manufacturing practice regulations and associated requirements to validate the methods used to manufacture their products. To meet their regulatory compliance requirements, our customers have implemented quality-control workflows to monitor for microbial growth and contamination. While our Growth Direct platform is not regulated directly by the FDA or other comparable authorities and we have not verified our Growth Direct platform for compliance with such regulations, we have designed our platform to be integrated as part of a compliant quality-control workflow. If our Growth Direct platform is unable to meet regulatory standards for compliance or we are unable to update our platform to meet new regulatory requirements, we will lose customers and our business will be adversely affected. While under our agreements with our customers we are not liable for non-compliance of our Growth Direct platform, if a customer experienced a compliance failure due to our Growth Direct platform, or that the customer attributes to our Growth Direct platform, our reputation could be harmed and our business prospects adversely affected.

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

Additionally, we maintain certain levels of inventory to support future product manufacturing efforts and to align production volumes with anticipated customer demand. It is important for us to manage our consumables inventory to align production volumes with customer demand. For example, if our inventory of consumables exceeds customer demand, we may be unable to sell such inventory before it expires. Similarly, if our inventory of Growth Direct systems should exceed our customer demand, then it may not be sold at a pace that keeps up with the development of our technology and may therefore become obsolete or no longer be competitive in the marketplace. We have experienced, and may in the future experience, expiry of certain limited shelf life consumables in our inventory that rendered such inventory unsellable and resulted in charges to product cost of goods sold, adversely impacting our gross margins. Conversely, failure to maintain sufficient inventory levels to support customer demand may impact our ability to meet customer demand, disrupt our customers’ workflows and business operations, damage our relationships with our customers and our reputation and lead to customer dissatisfaction. Failure by us to adequately manage our inventory could adversely impact our business operations, financial condition and results of operations, including with respect to working capital and gross margins.
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
Competition for employees capable of selling capital equipment such as the Growth Direct system into the pharmaceutical industry is intense. There are significant expenses and risks involved with having our own sales and marketing team, including our ability to hire, train, retain, and appropriately incentivize a sufficient number of qualified individuals, generate sufficient sales leads and provide our sales and marketing team with adequate access to customers who may want to purchase our products, effectively manage a geographically dispersed sales and marketing team, and other unforeseen costs and expenses. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected.
We may engage distributors or other strategic partners for the sale of our products, including in jurisdictions outside of the U.S. For example, in 2025, we entered into the Distribution Agreement with MilliporeSigma. There can be no assurance that we can identify and enter into additional arrangements with distributors or other strategic partners on terms that are favorable to us or at all. In some cases, we would exert limited control over these distributors, and if their sales and marketing efforts for our products are not successful, our business would be materially and adversely affected. We may not be successful in locating, qualifying and engaging distributors with industry experience and knowledge, including that of jurisdictions outside of the U.S. Even if we are successful in identifying distributors, such distributors may engage in sales practices that violate federal, state, local or foreign laws or our internal policies. Furthermore, with respect to distributors in non-U.S. jurisdictions, sales practices utilized by any such distributors that are locally acceptable may not comply with sales practices standards required under U.S. laws that apply to us, which could create additional compliance risk.
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
As a result, our competitors and potential competitors may be able to respond more quickly to changes in customer requirements, devote greater resources to the development, promotion and sale of their platforms or systems than we can or sell their platforms or systems, or offer services competitive with our platform and services at prices designed to win significant levels of market share. We may not be able to compete effectively against these organizations.
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
Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our laboratory information management system ("LIMS") connection and other software. There could be undetected errors or defects despite our rigorous testing of our platform and its components, and the Growth Direct platform may otherwise not meet the expectations of our customers. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs, such as those associated with repairs, replacements or reacquisitions of our systems. If such challenges occur, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced or reacquired Growth Direct systems under warranty. In addition, we have undertaken, and in the future may undertake, goodwill and customer satisfaction initiatives that involve the shipping of additional or replacement deliveries of our products, such as consumables, at no charge to customers. Remedying such issues adversely impacts our gross margins and has required, and may in the future require, the expenditure of resources. Our failure to prevent or adequately address any of foregoing risks could have a material adverse effect on our business, operating results and financial condition.
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
The complexity of our products and the amount of lead time required to deliver products to our customers have caused in the past, and may cause in the future, delays in releasing new products and workflows. In addition, we have experienced in the past, and may experience in the future, challenges with our products, such as the reliability of our systems. If there are delays in delivering our products to our customers, or if our products fail to perform as well as or better than traditional MQC testing and competitive products or fail to generate reliable results for our customers, or our products otherwise fail to meet our customers’ expectations our revenue could be reduced or delayed, which could adversely affect our business, financial condition, results of operations and prospects.
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
We depend on our information technology ("IT") systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our operations, including our knowledge management system, our customer reporting, our platform, advanced automation systems, and advanced application and LIMS connection software. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, compliance and other infrastructure operations. These implementations can be expensive and require significant time and effort. These IT and telecommunications systems support a variety of functions, including manufacturing operations, data analysis, quality control, customer service and support, billing, research and development activities, and general administrative activities.
IT and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. For example, in July 2024, many industries and businesses were disrupted globally by a software glitch associated with Crowdstrike's cybersecurity software. While we did not experience material downtime in our IT systems, similar events in the future may disrupt our operations. Moreover, despite network security and back-up measures, our servers remain potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of IT or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation.
Cybersecurity incidents and data breaches, data loss and other disruptions could compromise our confidential and/or proprietary information and other sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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
Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our IT and infrastructure may still be vulnerable to, and we have in the past experienced and may continue to experience in the future, attacks by hackers or viruses or data breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, the use of AI technologies by us and third-party vendors can also give rise to cybersecurity risks as well as intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
Further, attacks upon IT systems, including ransomware attacks and digital extortion, business email compromises, social engineering, including phishing attacks, denial of service attacks, computer malware, malicious codes, viruses, wrongful intrusions, wrongful conduct by insider employees or vendors, data breaches, and other malicious internet-based activity are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, capabilities, and expertise, and may be enhanced or facilitated by AI. For example, bad actors around the world are increasingly using AI to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a victim entity, we may be unable to anticipate these techniques or implement adequate preventative measures. While we have measures in place to identify, detect and mitigate security threats and incidents, they are not failproof, so we may also experience security incidents that may remain undetected for an extended period. Any such incident could result in the compromise of our information systems, and the data stored there could be accessed, encrypted, corrupted, modified, publicly disclosed, lost or stolen. Any such incident could result in legal notifications and/or disclosures, as well as legal claims or proceedings, including for breaches of confidential information obligations with contractual counterparties, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of cybersecurity incidents and data breaches may be required to affected individuals, customers, or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent, detect and respond to security incidents, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access to our information systems, and the loss, destruction or, dissemination of data stored within them could also disrupt or halt our operations and damage our reputation, any of which could adversely affect our business.

Moreover, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
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
In the United States, various federal and state laws relating to the privacy and security of personal information impose obligations on how we collect, store, use, transmit, secure, and otherwise process such data. These laws, such as Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act ("CCPA") and numerous other U.S. state consumer privacy laws, generally provide consumers right to restrict our use of their personal information and limit our disclosure to third parties. The CCPA, for example, establishes data privacy rights for California residents and obligates covered businesses to comply with specific requirements related to data use, transparency, deletion, and opt-out of the selling or sharing of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Such laws may have potentially conflicting requirements that would make compliance challenging.
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
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice Rule, implemented as of January 8, 2025, on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern, or Covered Persons, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Like many companies, we use AI and machine learning technologies, including generative AI, to efficiently grow and manage our business. These technologies have increasingly been the focus of attention for lawmakers and regulators around the globe.
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
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with safety requirements, intellectual property and privacy laws, ethical standards and societal expectations. In addition, U.S. states and the federal government have adopted a wide variety of measures to regulate various facets of AI development, deployment, and use in recent years, and it is possible that new laws and regulations will be adopted in the near future, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we and our customers use our AI technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations.
Outside the U.S., lawmaking and regulation relating to AI is proceeding at a similar pace, which also may increase our compliance burden and costs in connection with our use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict.
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

For example, in January 2025, we announced that Lonza successfully integrated our Growth Direct system with its MODA-EM module to combine paperless processes with automated microbial enumeration for pharmaceutical quality control, as discussed further above under the section Item 1. Business – Integration with MODA® Platform appearing elsewhere in this Annual Report on Form 10-K. There can be no assurance that the benefits observed by Lonza will be replicated in the experiences of other customers, or that such benefits, even if achieved by other customers, will drive further market adoption of our platform. In addition, as a large, multinational manufacturing company, Lonza may seek similar collaboration opportunities to integrate other technologies and platforms, including those of our competitors. As a result, despite the current integration of our Growth Direct system with Lonza’s MODA-EM module, we may not experience increased sales of our products.

In addition, in February 2025, we entered into a Distribution and Collaboration Agreement (the "Distribution Agreement") with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma, pursuant to which we granted our collaborator the co-exclusive right to distribute certain of our products, as discussed further above under the section Item 1. Business – Distribution and Collaboration Agreement with Millipore S.A.S. appearing elsewhere in this Annual Report on Form 10-K. Our ability to generate sales and product revenue under this agreement is dependent on the performance and cooperation of our distributor. Our distributor may not meet its obligations, including with respect to its initial purchase commitments, experience financial difficulties, undergo adverse changes in its business or shift its focus away from selling our products. Furthermore, during the term of the agreement, we are prohibited from engaging other third parties to sell our products so long as a purchase commitment by the distributor is in place. There can be no assurance that our distributor will make additional commitments to purchase our products. The interests of our distributor may diverge from ours, and disagreements over key decisions or strategies could lead to conflict, impaired collaboration or the dissolution of the collaboration. We may not successfully manage channel conflicts with our distributor and our selling efforts to certain customers may overlap with those of our distributor, which may lead to disputes over which party should receive credit for a given sale or which party should manage the customer relationships that are created or deepened during the course of the collaboration. Our distributor is headquartered in France and, as a subsidiary of a large, multinational science and technology company, may have different corporate cultures, operational procedures and business practices, all of which can be challenging to manage. In engaging in its selling and marketing efforts, our distributor may place substantial and time-sensitive demands on the attention and resources of our employees and management, including those related to answering questions and fielding requests from its salesforce and otherwise assisting our distributor with its commercial activities in respect of our products, all of which may divert the focus of our personnel.

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
Activities associated with repair or replacement of our products, including due to warranties we provide on our Growth Direct systems and consumables, could have a material adverse effect on our business, financial condition and results of operations.
Our standard terms and conditions for customers generally provide for a one-year limited assurance warranty on Growth Direct systems, which is included in the sales price. Similarly, from time to time, we have determined, and may in the future determine, to repair, replace or otherwise remedy other products, including our consumables, at no charge to customers. These activities may take the form of goodwill and customer satisfaction initiatives that involve the shipping of additional or replacement deliveries of our consumables. As a result, we have incurred, and may in the future incur, costs associated with our warranties and activities of these types, and these costs could have a material adverse effect on our business, financial condition and results of operations.
In connection with the foregoing activities, we establish an accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in establishing these reserves, which includes determining the expected product warranty costs using estimated material, labor and other costs, as well as the expected volume of repairs or replacements that we may make. While we believe that historical experience provides a reliable basis for estimating such costs, unforeseen quality issues or component failure rates could cause actual costs to exceed such estimates. As of December 31, 2025, we had $0.9 million reserved for warranty costs. The amounts that we accrue for estimated warranty expenses adversely impact our gross margins. Our warranty activity could have a material adverse effect on our business, financial condition and results of operations.
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
•logistics and regulations associated with shipping systems and parts and components for systems and consumables, such as import and export controls that apply or may become applicable to our products, or changes in such controls that impact our ability to source, manufacture and deliver products to our customers, as well as transportation delays;
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
High inflation rates, and the potential for a change in macroeconomic conditions, could negatively impact our revenues and profitability if increases in the prices of our Growth Direct systems or a decrease in customer spending results in lower sales. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our net income would be adversely affected, and the adverse impact may be material.
Increased inflation, and the potential for a change in macroeconomic conditions, may result in decreased demand for our products and services, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Recently imposed and potential future tariffs may have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. In a volatile economic environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could/would reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in capital spending by our customers or they have a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of severe or prolonged economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape and the shutdown of the federal government. A government shutdown could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during 2025, the current U.S. administration imposed new tariffs for imports on a broad range of materials and from a broad range of countries, including China, India, Mexico, Canada and Japan, amongst others. In response, several countries implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to further corresponding punitive actions by the countries with which the U.S. trades.

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

A weak or declining economy could also result in supply chain disruptions, volatile demand for our products, abrupt changes in our customers’ buying patterns, limitations on our customers’ access to financial resources and ability to satisfy obligations to us, or other adverse impacts to our ability to place our Growth Direct systems. Global geopolitical tensions and military conflicts could adversely affect our business and/or our supply chain, business partners or customers. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, its banking and monetary systems, markets or customers for our products.
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
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property related to our products and technologies, particularly patents, in the United States and other countries. Obtaining, maintaining and enforcing patents in our industry is costly, time consuming and complex, and we may fail to do so with respect to patents on important products, services and technologies in a timely fashion, at a reasonable cost or at all, in the U.S. or in other potentially relevant jurisdictions. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Even if we can patent the technology, the patent may be limited in scope, and such limitation may be inadequate to protect our products, or to block competitor products that are similar or adjacent to ours. In addition, the United States Patent and Trademark Office ("USPTO") and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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

The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act. Certain of our inventions for which we have pursued, and in some cases obtained, patent protection were developed using federal funding from the U.S. Department of Health and Human Services Biomedical Advanced Research & Development Authority. As a result, the U.S. government may have certain rights, including so-called march-in rights, to any patent rights that were funded in party by the U.S. government and any products or technology developed from such patent rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the U.S. government to use the invention for non-commercial purposes. These rights may permit the U.S. government to disclose our confidential information to third parties and to exercise march-in rights to use or to allow third parties to use our licensed technology. The U.S. government can exercise its march-in rights if it determines that action is necessary because we fail to achieve the practical application of government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the U.S. government of such rights could harm our business, financial condition, results of operations and prospects.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.
We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our technology platform, and to maintain our competitive position and we expect our reliance to increase in the near term as the terms for certain of our earliest patents expire. Any disclosure, either intentional or unintentional, by our employees, consultants or vendors, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Such risk of disclosure can be increased by our use of AI technologies and can result in misappropriation and other security incidents and breached. From time to time, we may share trade secrets with customers, collaborators, suppliers, vendors and other third parties, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
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
We may be involved with litigation or actions at the USPTO or foreign patent offices with various third parties that claim we or our collaborators or customers using our solutions and services have infringed, misappropriated or misused other parties’ intellectual property rights. We expect that the number of such claims may increase as the number of our products grows, we expand our market share and the level of competition in our markets increases. Furthermore, our use of AI technologies can also increase this risk and expose us to additional claims of misappropriation. Moreover, as the automated MQC testing industry expands and more patents are issued, the risk increases that our products may be subject to claims of infringement of third-party patent and other proprietary rights. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages, fees and expenses or royalty payments, or result in potential or existing customers delaying purchases of our products or entering into engagements with us pending resolution of the dispute.
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

The Nasdaq Stock Market LLC ("Nasdaq"), on which our Class A common stock is currently listed has minimum requirements that a company must meet in order to remain listed, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. Under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), if a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements. We have previously received notifications from Nasdaq that we were not in compliance with its minimum bid price requirements.

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

A delisting of our Class A common stock from Nasdaq could materially reduce the liquidity of our Class A common stock and result in a corresponding material reduction in the price of our Class A common stock. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. Further, any potential delisting of our Class A common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market. Such a delisting would also constitute an event of default under our long-term debt facility.
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
Based on the number of shares of Class A common stock outstanding as of December 31, 2025, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “ JOBS Act"), and may remain an emerging growth company until December 31, 2026 at the latest. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
We are also a “smaller reporting company” and are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as presenting two years of audited financial statements in our annual Form 10-K or reduced disclosure requirements for executive compensation. This reduced disclosure in our Securities and Exchange Commission (“SEC") filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.
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
We have been, and may again in the future be, subject to the actions of activist stockholders or unsolicited acquisition proposals, which could cause us to incur substantial costs, divert management’s and the board’s attention and resources, and have an adverse effect on our business and stock price.
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
Our ability to use our net operating losses ("NOLs")and research and development tax credits to offset future taxable income or income tax liabilities is subject to certain limitations.
As of December 31, 2025, we had U.S. federal and state NOLs, carryforwards of $320.9 million and $133.0 million, respectively. These NOLs begin to expire in 2038 and 2032, respectively, and may be available to offset future taxable income, if any. Additionally, we had federal NOLs of $308.1 million generated since 2018, which do not expire. The Tax Cuts and Jobs Act enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017. In addition, we had federal and state research and development tax credits of $3.2 million and $3.5 million which may be available to offset future tax liabilities. The federal credits begin to expire in 2039 and the state credits began to expire in 2025.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. Our company has completed a Section 382 study through July 31, 2020 to assess the limitations on use of NOLs and research and development credits due to changes in control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. We have not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax (benefit) expense” and Note 11—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
General risk factors

Our failure or perceived failure to achieve or maintain corporate sustainability practices that meet evolving stakeholder expectations could adversely affect us.

Our ability to achieve corporate sustainability commitments is subject to numerous factors both within and outside of our control. Our failure or perceived failure to achieve our corporate sustainability commitments or maintain corporate sustainability practices that meet stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community, regulatory authorities and others or subject us to liability. Our reputation also may be harmed by the perceptions that our customers, employees and other stakeholders have about our action or inaction on corporate sustainability issues. In addition, the increasing prevalence of corporate sustainability laws and regulations across the jurisdictions in which we operate may increase compliance risks and costs and, together with differing views on the appropriate role of sustainability practices and disclosures, may subject us to greater stakeholder scrutiny. Any potential damage to our reputation or loss of brand equity may reduce demand for our products and services.

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

We have also established incident response policies and procedures, overseen by our Information Technology ("IT") Director, to review and classify cybersecurity incidents and to define roles and responsibilities for response and remediation in the event of a cyber incident. We also have implemented a process to provide cybersecurity awareness training to employees during onboarding and on an annual basis thereafter.

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

We have not identified any cybersecurity incidents or threats, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please see our Risk Factors.

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

Our IT Director leads day-to-day IT operations across all areas of the business and is responsible for advising on the strategic and operational processes related to our cyber risk management program. Our current IT Director has over 25 years of IT management experience, including over 15 years of experience in cybersecurity management in both public and private companies. In addition, we have assembled an IT Steering Committee, which is comprised of the Executive Leadership Team as well as IT management, to support management and to maintain visibility of the status and ongoing strategy of our cybersecurity program.
Item 2. Properties.
Our principal office is located in Lexington, Massachusetts, where we sublease 33,339 square feet of office, back-up manufacturing, sales demonstration lab and research and development innovation space, which expires in June 2029. We also lease 67,663 square feet of office, laboratory, manufacturing and inventory-storage space in Lowell, Massachusetts. We lease this space under a lease agreement, as amended, which expires in July 2029. Further, we maintain inventory storage at a warehouse in Oss, Netherlands as well as various offsite warehouses in the United States and Europe. We believe that our facilities are sufficient to meet our current needs.
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
Holders
As of March 6, 2026, there were 28 holders of record of our Class A common stock and one holder of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. In addition, our loan and security agreement with Trinity Capital contains restrictions on our ability pay dividends on our common stock.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On July 14, 2021, the registration statement on Form S-1 (File No. 333-257431) relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.
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
Overview
We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control ("MQC"), detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics and cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system ("LIMS"), connection software (which the majority of our customers purchase), proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.
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

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, the parties are negotiating towards a supply agreement, pursuant to which the parties are exploring cost-saving measures within our supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, the parties are negotiating towards a services agreement to permit us and MilliporeSigma to provide certain services to each other’s customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement. We expect to make incremental investments in our manufacturing and service organizations as our sales volumes increase over time, including as a result of increased sales volumes related to the Distribution Agreement.
Since our inception, we have incurred net losses in each year. We generated revenue of $33.6 million and $28.1 million for the years ended December 31, 2025 and 2024, respectively, and incurred net losses of $47.1 million and $46.9 million for those same years. As of December 31, 2025, we had an accumulated deficit of $522.4 million. We expect to continue to incur net losses in connection with our ongoing activities, including:
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
We believe that our cash, cash equivalents and investments as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date these consolidated financial statements were issued. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers’ organizations as our existing customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of December 31, 2025, 41% of our customers have purchased Growth Direct systems for multiple sites, and 59% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
Innovating and launching new products on the Growth Direct platform
We believe the depth, scalability and robust capabilities of our Growth Direct platform allow us to address key opportunities and challenges facing MQC testing in the pharmaceutical industry. As an innovative leader in automated MQC testing, we intend to invest in further enhancements in our existing Growth Direct platform as well as end-to-end workflow solutions in our core market. We plan to further invest in research and development to support the expansion of our Growth Direct platform through development and launch of new applications, to capture greater share of customer testing volume, new product formats to broaden our ability to serve different market segments and launch of new products and technologies to address adjacent segments of the overall MQC workflow. We plan to continue to hire employees with the necessary scientific and technical backgrounds to enhance our existing products and help us introduce new products to market. We expect to incur additional research and development expenses as a result. By expanding and continuously enhancing the Growth Direct platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new customers.
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
We have experienced positive trends in gross margin, improving from (24.4)% to (0.4)% to 3.1% for the years ended December 31, 2023, 2024 and 2025, respectively. While we expect gross margins to continue to trend positively in the future, expansion in gross margins in future periods may not be linear and may be subject to variability from period to period.
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

	Year Ended December 31,		Change Amount	%
	2025	2024
	(dollars in thousands)
Systems placed:
Systems placed in period	28	21	7	33.3%
Cumulative systems placed	190	162	28	17.3%
Systems validated:
Systems validated in period	18	16	2	12.5%
Cumulative systems validated	155	137	18	13.1%
Product and service revenue — total	$33,587	$28,051	$5,536	19.7%
Product and service revenue — recurring	$17,841	$15,451	$2,390	15.5%
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
The number of Growth Direct system placements and rate of growth varies from period-to-period due to factors including, but not limited to, Growth Direct system order volume and timing as well as, access to customer sites (including the timing of customer site construction activities). As a result, we expect to experience continued variability in our period-to-period number of Growth Direct system placements due to the aforementioned factors.
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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 53.1% and 55.1% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the cumulative number of validated Growth Direct systems in the period as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
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

	Year Ended December 31, 2025	Percentage of total revenue	Year Ended December 31, 2024	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$23,426	69.7%	$18,728	66.8%
Service revenue	10,161	30.3%	9,323	33.2%
Total revenue	$33,587	100.0%	$28,051	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of December 31, 2025, we had placed 190 Growth Direct systems with 49 customers globally, including 75% of the top 20 largest pharmaceutical companies as measured by revenue and the manufacturers of a number of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.
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
We expect our Growth Direct system revenue to continue to grow over time as we increase system placements into our existing customers and markets and expand into new customers, markets and products. For instance, in November 2025, we announced the receipt of a large, multi-system customer order that contributed to our results for the quarter and the year ended December 31, 2025.
Consumables
Our consumable revenue is a recurring product revenue stream composed of three proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring ("EM") consumable, consumables for use in Water or Bioburden ("W/BB") applications, and a Sterility ("ST") consumable. Our proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth

Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.
We expect consumable revenue to increase in future periods as our base of cumulative validated Growth Direct systems grows and those systems enter routine use and utilize our consumables on a recurring, ongoing basis.
LIMS connection and other software
Our LIMS connection software is a non-recurring product revenue stream. Although optional, the majority of our customers elect to purchase this software, which allows Growth Direct systems to export result reports and securely link to a customer’s two-way LIMS connection software to completely eliminate manual data entry and drive productivity.
We also offer other software to our customers for use with our Growth Direct platform that adds features or expands capabilities, such as our Mold Alarm software.
To the extent our sales of Growth Direct systems increase in future periods, we would also expect LIMS connection and other software revenue to increase.
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
Costs and operating expenses
Costs of revenue
Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, salaries and other personnel costs including non-cash stock-based compensation expense, contract manufacturer costs, scrap, warranty cost, inventory reserves, non-cash depreciation and amortization expense, allocated information technology and facility-related costs, overhead and other costs related to those sales recognized as product revenue in the period.
Cost of service revenue primarily consists of salaries and other personnel costs including non-cash stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training, and other expenses related to service revenue recognized in the period.

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
Research and development
Research and development expenses consist primarily of costs incurred for our research activities, product development, hardware and software engineering and consultant services and other costs associated with our technology Growth Direct platform and products, which include:
•employee-related expenses, including costs for salaries, bonuses and other personnel costs including non-cash stock-based compensation expense, for employees engaged in research and development functions;
•the cost of developing, maintaining and improving new and existing product designs;
•the cost of hardware and software engineering;
•research materials and supplies;
•external costs of outside consultants engaged to conduct research and development associated with our technology and products; and
•allocated information technology and facility-related costs, which include headcount-related costs for those functions as well as expenses for information technology systems and services, software, rent, facilities maintenance, and insurance as well as related non-cash depreciation and amortization.
Our research and development costs are expensed as incurred. We believe that our continued investment in research and development is essential to our long-term competitive position. For future periods, we expect our research and development expenses to increase or decrease commensurate with the size, scope and complexity of our research and development activities.
Sales and marketing
Sales and marketing expenses consist primarily of salaries, commissions, benefits and other personnel costs including non-cash stock-based compensation expense as well as costs relating to travel, consulting, trade shows, customer events and demonstrations, information services, advertising and allocated information technology and facility-related costs for our employees engaged in sales and marketing activities. For future periods, we expect sales and marketing expenses to increase or decrease commensurate with the number of sales and marketing personnel, our geographic sales and marketing footprint, and the size of our customer base.
General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including non-cash stock-based compensation expense for our executive, finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance, board of directors' fees and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. For future periods, we expect these expenses to increase or decrease commensurate with the size, scope and complexity of our general and administrative functions.
Other income (expense)
Interest income
Interest income is comprised primarily of interest income from cash equivalents and investments.

Interest expense
Interest expense is comprised primarily of expense incurred from long-term debt and leases.
Other expense, net
Other expense, net, primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during the years ended December 31, 2025 and 2024, and, therefore, have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.
We have not recorded any U.S. federal or state income tax benefits for the net operating losses ("NOLs"), we have incurred in each year or for the research and development tax credits we have generated in the United States. As of December 31, 2025, we had U.S. federal and state NOL carryforwards of $320.9 million and $133.0 million, respectively. These NOLs may be available to offset future taxable income and begin to expire in 2038 and 2032, respectively. Additionally, we had a U.S. federal NOL carryforward of $308.1 million generated since 2018, which do not expire. As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $3.2 million and $3.5 million, respectively, which may be available to offset future tax liabilities. The federal credits begin to expire in 2039 and the state tax credits began to expire in 2025. Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future.
We completed a Section 382 study through July 31, 2020 to assess whether a change of control has occurred or whether there have been multiple changes of control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above through that date. We have not completed a Section 382 study of transactions subsequent to July 31, 2020 which may have created additional limitations although materially all of the current U.S. federal NOL carryforwards can be carried forward indefinitely. For additional information, see the risk factor entitled “Our ability to use our NOLs and research and development tax credits to offset future taxable income or income tax liabilities are subject to certain limitations” and Note 11—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date because of uncertainty about future taxable income to permit use of the assets.
Results of operations
Comparison of the years ended December 31, 2025 and 2024

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$23,426	$18,728	$4,698	25.1%
Service revenue	10,161	9,323	838	9.0%
Total revenue	$33,587	$28,051	$5,536	19.7%

Revenue
Product revenue increased by $4.7 million, or 25.1%, with the increase primarily attributable to an increase in system placements in 2025 as well as higher consumable shipment volumes due mainly to an increase in cumulative validated systems. Additionally, higher revenue from software sales also contributed to the increase during the year.
Service revenue increased by $0.8 million, or 9.0%. The increase in service revenue was primarily driven by increases in revenue related to validations and installations (including higher one-time services unrelated to new system sales) as well as higher service contract revenue as a result of an increase in the cumulative number of systems validated and under such contracts.
Costs and operating expenses
Costs of revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of product revenue	$25,979	$21,041	$4,938	23.5%
Cost of service revenue	$6,561	$7,119	$(558)	(7.8)%
Cost of product revenue increased by $4.9 million, or 23.5%. The increase was driven by costs related to higher volumes of both system placements and consumable shipments as well as higher inventory-related charges and warranty expense. This increase was partially offset by a favorable mix impact of product sold, namely a higher rate of growth in systems as compared to consumables.
Cost of service revenue decreased by $0.6 million, or 7.8%. This decrease was primarily attributable to lower headcount and related costs due in part to productivity improvements.
Research and development

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development	$13,603	$14,597	$(994)	(6.8)%
Percentage of total revenue	40.5%	52.0%
Research and development expenses decreased by $1.0 million, or 6.8%. The decrease was primarily driven by lower headcount and headcount-related costs as well as the timing of spending related to new product development activities.
Sales and marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing	$12,082	$13,266	$(1,184)	(8.9)%
Percentage of total revenue	36.0%	47.3%
Sales and marketing expenses decreased by $1.2 million, or 8.9%. The decrease was primarily due to lower headcount-related costs and third-party consulting costs.

General and administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative	$22,754	$21,947	$807	3.7%
Percentage of total revenue	67.7%	78.2%
General and administrative expenses increased by $0.8 million, or 3.7%. The increase was primarily attributable to higher non-cash stock compensation expense and legal fees, partially offset by a reduction in consulting fees and business insurance premiums.
Other income (expense)
Interest income
Interest income for the years ended December 31, 2025 and 2024 was $1.5 million and $3.2 million, respectively. The decrease of $1.7 million, or 52.9%, was due to lower interest rates earned on our cash equivalents and investments balances, as well as lower cash equivalents and investment balances during the year.
Interest expense
Interest expense for the years ended December 31, 2025 and 2024 was $1.1 million and less than $0.1 million, respectively. The increase of $1.1 million, or 2625.0% was due to interest incurred with our long-term debt.
Other expense, net
Other expense, net, which is comprised of miscellaneous expenses unrelated to our core business, was $0.1 million in both of the years ended December 31, 2025 and 2024.
Income tax expense
Income tax expense was less than $0.1 million for each of the years ended December 31, 2025 and 2024. The expense recorded related to our German and Swiss subsidiaries.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, proceeds from our IPO, and proceeds from our "at-the-market" ("ATM") facility.
We believe that our cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2025 were issued. However, if our expectations and underlying assumptions of business performance, including revenue growth, gross margin improvements, and/or control of operating costs are not realized, we may need to raise additional funding, which could be through equity offerings, debt financings or a combination thereof. If we are unable to raise capital as, if and when, needed, we may have to significantly delay, scale back or discontinue our expansion plans including further development and commercialization efforts of one or more of our products.

As of December 31, 2025, we had the following cash and investment-related assets on our consolidated balance sheet (in thousands):

December 31, 2025
Cash and cash equivalents	$20,030
Short-term investments	18,266
Restricted cash	284
Total	$38,580
ATM facility
On December 15, 2023, we entered into a sales agreement to establish an ATM facility with Cowen and Company, LLC, pursuant to which we may sell and issue shares of our Class A common stock. During the quarter and year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the quarter and year ended December 31, 2024, we did not issue or sell any shares of our Class A common stock under this facility.
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $2.4 million as of December 31, 2025, including $0.6 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029 (the "sublease agreement"). The sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $2.7 million as of December 31, 2025, including $0.8 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.
For additional information on our contractual obligation and commitments please see Note 15 — Commitments and Contingencies to our consolidated financial statements.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(31,062)	$(44,153)
Net cash provided by investing activities	14,329	36,657
Net cash provided by financing activities	19,771	203
Net increase (decrease) in cash and cash equivalents and restricted cash	$3,038	$(7,293)
Operating activities
During the year ended December 31, 2025, net cash used in operating activities was $31.1 million, a decrease of $13.1 million compared to the year ended December 31, 2024. The lower use of net cash was primarily a result of lower personnel-related costs due to reduced headcount as well as the volume and timing of payments to vendors and increased customer cash receipts. This decrease was partially offset by increased inventory purchases.

Investing activities
During the year ended December 31, 2025, net cash provided by investing activities was $14.3 million, a decrease of $22.3 million compared to the year ended December 31, 2024. Higher investment maturities in the year ended December 31, 2024 contributed to the reduction in cash provided by investing activities. This decrease was partially offset by lower investment purchases and lower cash expenditures for property and equipment during the year ended December 31, 2025.
Financing activities
During the year ended December 31, 2025, net cash provided by financing activities was $19.8 million, an increase of $19.6 million compared to the year ended December 31, 2024. This increase was primarily attributable to the issuance of $20.0 million in long-term debt during the year, as well as proceeds from sales of our Class A common stock through our ATM facility and stock option exercises. This increase was partially offset by tax withholdings for restricted stock units.
Seasonality
Our revenues vary from quarter to quarter as a result of factors such as our customers’ budgetary cycles and extended summer vacation periods that can impact our ability to progress system sale processes, deliver products and provide onsite services to our customers during those periods. We expect this variability to continue for the foreseeable future, which may cause fluctuations in our operating results and financial metrics.
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
Multiple performance obligations
Our contracts may include multiple performance obligations when customers purchase a combination of products and services such as Growth Direct system sold together with the LIMS connection and other software, proprietary consumables or services. For these arrangements, we allocate the contract’s transaction price to each performance obligation on a relative standalone selling price basis using our best estimate of the standalone selling price of each distinct product or service in the contract. The primary methods used to estimate standalone selling prices are based on the prices observed in standalone sales to customers or cost-plus margin depending on the nature of the obligation and available evidence of fair value. Allocation of the transaction price is determined at contract’s inception.
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
We will cease to be an emerging growth company on December 31, 2026, at the latest. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
As of December 31, 2025, we had cash, cash equivalents and short-term investments of $38.3 million, which consisted of cash, money market funds, U.S. treasury bills, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer and emerging growth company, we are exempt from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

(a) Director and Officer Trading Arrangements

On December 17, 2025, Robert Spignesi, President, Chief Executive Officer and Director, adopted a 10b5-1 trading plan (the “Spignesi 10b5-1 Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of expiring vested stock options and the associated sale of up to 250,000 shares of the Company’s Class A common stock. The Spignesi 10b5-1 Trading Plan will remain in effect until the earlier of (1)

June 30, 2026, (2) the date on which all trades set forth in the Spignesi 10b5-1 Trading Plan have been executed, or (3) such time as the Spignesi 10b5-1 Trading Plan is otherwise terminated according to its terms.

None of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement, or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services.
Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts (PCAOB Auditor ID: 238).
The information required by this Item 14 will be set forth in our Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated in this Annual Report on Form 10-K by reference.
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
3.1
Restated Certificate of Incorporation, as amended on May 23, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

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

10.19*†	Third Amended and Restated Non-Employee Director Compensation Program
10.20†
First Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)

10.21†
Second Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

10.22†
Third Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q (File No. 001-40592) filed on August 12, 2025)

10.23*†	Fourth Amendment to Rapid Micro Biosystems, Inc. 2023 Inducement Plan
10.24+
Distribution and Collaboration Agreement, dated February 21, 2025, by and between the Registrant and Millipore S.A.S. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

10.25+
Loan and Security Agreement, dated as of August 8, 2025, between the Registrant, Trinity Capital Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q (File No. 001-40592) filed on August 12, 2025)

10.26
Form of Warrant issued by the Registrant in connection with the Loan and Security Agreement, dated as of August 8, 2025, between the Registrant, Trinity Capital Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-Q (File No. 001-40592) filed on August 12, 2025)

19.1	Second Amended and Restated Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy for Executive Officers (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40592) filed on March 1, 2024)
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description of Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

RAPID MICRO BIOSYSTEMS, INC.
Date: March 12, 2026	By:	/s/ Robert Spignesi
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

Name	Title	Date

/s/ Robert Spignesi	President, Chief Executive Officer and Director	March 12, 2026
Robert Spignesi	(principal executive officer)

/s/ Sean Wirtjes	Chief Financial Officer	March 12, 2026
Sean Wirtjes	(principal financial officer and principal accounting officer)

/s/ Kirk D. Malloy, Ph.D.	Chair of the Board of Directors	March 12, 2026
Kirk D. Malloy, Ph.D.

/s/ Dafni Bika, Ph.D.	Director	March 12, 2026
Dafni Bika, Ph.D.

/s/ Richard Kollender	Director	March 12, 2026
Richard Kollender

/s/ Melinda Litherland	Director	March 12, 2026
Melinda Litherland

/s/ Inese Lowenstein	Director	March 12, 2026
Inese Lowenstein

/s/ Natale Ricciardi	Director	March 12, 2026
Natale Ricciardi

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rapid Micro Biosystems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rapid Micro Biosystems, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 12, 2026

We have served as the Company’s auditor since 2010.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated balance sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$20,030	$16,911
Short-term investments	18,266	33,821
Accounts receivable	3,134	7,519
Inventory, net	17,593	20,200
Prepaid expenses and other current assets	2,145	2,466
Total current assets	61,168	80,917
Property and equipment, net	8,972	11,193
Right-of-use assets	4,109	5,163
Other long-term assets	319	531
Restricted cash	284	365
Total assets	$74,852	$98,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,139	$2,535
Accrued expenses and other current liabilities	8,316	7,217
Deferred revenue	4,734	6,599
Lease liabilities, short-term	1,298	1,214
Total current liabilities	18,487	17,565
Notes payable, net	18,902	—
Warrant liability	186	—
Lease liabilities, long-term	3,674	4,954
Other long-term liabilities	397	298
Total liabilities	41,646	22,817
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at December 31, 2025 and 2024; 39,970,946 shares and 37,729,242 shares issued and outstanding at December 31, 2025 and 2024, respectively	400	377
Class B common stock, $0.01 par value; 10,000,000 shares authorized at December 31, 2025 and 2024; 4,499,529 shares and 5,309,529 shares issued and outstanding at December 31, 2025 and 2024, respectively	45	53
Preferred stock, $0.01 par value: 10,000,000 shares authorized at December 31, 2025 and 2024; zero shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	555,147	550,157
Accumulated deficit	(522,397)	(475,274)
Accumulated other comprehensive income	11	39
Total stockholders’ equity	33,206	75,352
Total liabilities and stockholders’ equity	$74,852	$98,169
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$23,426	$18,728
Service revenue	10,161	9,323
Total revenue	33,587	28,051
Costs and operating expenses:
Cost of product revenue	25,979	21,041
Cost of service revenue	6,561	7,119
Research and development	13,603	14,597
Sales and marketing	12,082	13,266
General and administrative	22,754	21,947
Total costs and operating expenses	80,979	77,970
Loss from operations	(47,392)	(49,919)
Other income (expense):
Interest income	1,509	3,204
Interest expense	(1,090)	(40)
Other expense, net	(110)	(112)
Total other income, net	309	3,052
Loss before income taxes	(47,083)	(46,867)
Income tax expense	40	22
Net loss	$(47,123)	$(46,889)
Net loss per share — basic and diluted	$(1.05)	$(1.08)
Weighted average common shares outstanding — basic and diluted	44,679,341	43,575,705
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of comprehensive loss (In thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(47,123)	$(46,889)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(28)	140
Comprehensive loss	$(47,151)	$(46,749)
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
Conversion of Class B common stock to Class A common stock	810,000	8	(810,000)	(8)	—	—	—	—
Issuance of Class A common stock upon exercise of common stock options	456,842	5	—	—	486	—	—	491
Issuance of Class A common stock under ESPP	164,108	2	—	—	160	—	—	162
Vesting of restricted stock units	856,445	9	—	—	(9)	—	—	—
Tax withholding on settlement of restricted stock units	(158,908)	(2)	—	—	(417)	—	—	(419)
Issuance of Class A common stock under the ATM offering, net	113,217	1	—	—	420	—	—	421
Warrant to purchase Class A common stock	—	—	—	—	317	—	—	317
Stock-based compensation expense	—	—	—	—	4,033	—	—	4,033
Net loss	—	—	—	—	—	(47,123)	—	(47,123)
Other comprehensive loss	—	—	—	—	—	—	(28)	(28)
Balances at December 31, 2025	39,970,946	$400	4,499,529	$45	$555,147	$(522,397)	$11	$33,206

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	37,099,909	$371	5,309,529	$53	$546,051	$(428,385)	$(101)	$117,989
Issuance of Class A common stock upon exercise of common stock options	9,570	—	—	—	7	—	—	7
Issuance of Class A common stock under ESPP	287,217	3	—	—	228	—	—	231
Vesting of restricted stock units	332,546	3	—	—	(3)	—	—	—
Stock-based compensation expense	—	—	—	—	3,874	—	—	3,874
Net loss	—	—	—	—	—	(46,889)	—	(46,889)
Other comprehensive income	—	—	—	—	—	—	140	140
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,123)	$(46,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,252	3,362
Noncash interest expense	97	—
Stock-based compensation expense	4,033	3,874
Provision for excess & obsolete inventory	1,143	95
Noncash lease expense	1,218	1,166
Gain on revaluation of warrant liability	(131)	—
Accretion on investments	351	(1,024)
Other	34	34
Changes in operating assets and liabilities
Accounts receivable	4,387	(1,987)
Inventory	1,465	(335)
Prepaid expenses and other current assets	320	403
Other long-term assets	64	(150)
Accounts payable	1,600	562
Accrued expenses and other current liabilities	28	(3,890)
Other long-term liabilities	64	—
Deferred revenue	(1,864)	626
Net cash used in operating activities	(31,062)	(44,153)

Cash flows from investing activities:
Purchases of property and equipment	(850)	(1,365)
Purchases of investments	(27,076)	(35,035)
Sales of investments	2,505	3,957
Maturity of investments	39,750	69,100
Net cash provided by investing activities	14,329	36,657

Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	491	7
Proceeds from issuance of Class A common stock - employee stock purchase plan	162	231
Proceeds from issuance of debt	20,000	—
Payments of debt issuance costs	(878)	—
Issuance of Class A common stock under the ATM offering	445	—
Tax withholding on settlement of restricted stock units	(419)	—
Payments on finance lease obligations	(30)	(35)
Net cash provided by financing activities	19,771	203
Net increase (decrease) in cash, cash equivalents and restricted cash	3,038	(7,293)
Cash, cash equivalents and restricted cash at beginning of period	17,276	24,569
Cash, cash equivalents and restricted cash at end of period	$20,314	$17,276

RAPID MICRO BIOSYSTEMS, INC.
Consolidated statements of cash flows (In thousands)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$770	$40
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable/accrued expenses	$12	$309
Supplemental disclosure of non-cash financing activities
Recognition of warrant liability in connection with debt issuance	$317	$—
Warrant to purchase Class A common stock	$317	$—

The accompanying notes are an integral part of these consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Notes to consolidated financial statements
(Amounts in thousands, except share and per share amounts)
1. Nature of the business and basis of presentation
Rapid Micro Biosystems, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on December 29, 2006. The Company develops, manufactures, markets and sells Growth Direct systems (“Systems”), proprietary consumables, laboratory information management system (“LIMS”) connection and other software, and services to address rapid microbial analysis used for quality control in the manufacture of pharmaceuticals, medical devices and personal care products. The Company’s technology uses a highly sensitive camera and the natural auto fluorescence of living cells to identify and quantify microbial growth faster and more accurately than the traditional method, which relies on the human eye. The Company currently sells to customers in North America, Europe and the Asia-Pacific region. The Company is headquartered in Lexington, Massachusetts.
Basis of presentation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
Liquidity
The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate operating losses in the near to medium term. To date, the Company has funded operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, proceeds from the Company's initial public offering ("IPO"), and proceeds from the Company's at-the-market facility.
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
On December 15, 2023, the Company entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock. During the year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Year Ended December 31,
	2025	2024
Customer A	10.8%	15.3%
Customer B	*	14.4%
Customer C	18.8%	*
	29.6%	29.7%
The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	Year Ended December 31,
	2025	2024
Customer B	*	27.5%
Customer E	*	11.5%
Customer F	*	10.3%
Customer D	16.3%	*
Customer G	11.4%	*
Customer H	10.8%	*
	38.5%	49.3%
______________________________
*Represented less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the year ended December 31, 2025 or 2024.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At December 31, 2025 and 2024, the Company held cash of $0.1 million and $0.2 million in banks located outside of the United States, respectively.
Restricted cash
As of December 31, 2025 and 2024, the Company was required to maintain guaranteed investment certificates of $0.3 million and $0.4 million, respectively, with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s consolidated balance sheets.
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
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of December 31, 2025 and 2024, the allowance for doubtful accounts for expected credit losses was zero.
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
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at both December 31, 2025 and 2024, net of accumulated amortization of $1.6 million and $1.1 million, respectively. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. There was $0.5 million and $0.4 million of amortization expense related to capitalized software development costs recorded in the consolidated statements of operations for the year ended December 31, 2025 and 2024, respectively.
Impairment of long-lived assets
Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss is based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 or 2024.
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
The Company accounts for common stock warrants as a liability in accordance with ASC 815-40-15 if the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities based on their fair value at issuance. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the other expense line of the consolidated statement of operations and comprehensive loss. The warrants are valued using the Black-Scholes model.
Product warranties
The Company offers a one-year limited assurance warranty on System sales, which is included in the selling price. The Company also performs preventative maintenance visits, or a service warranty, during the warranty period. Similarly, from time to time, we have determined, and may in the future determine, to repair, replace or otherwise remedy other products, including our consumables, at no charge to customers. We update our estimate for assurance warranty expenses at each reporting period, net of warranty claims. The accrual for assurance warranty obligations is included in accrued expenses and other current liabilities in the consolidated balance sheets. The following table presents a summary of changes in the amount reserved for warranty cost (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of the period	$520	$689
Warranty provisions	454	—
Warranty repairs	(85)	(169)
Balance, end of the period	$889	$520
Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis, specifically net loss on the consolidated statement of operations, for purposes of evaluating financial performance and allocating resources. The CODM reviews all functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are interest income, interest expense, other expense, and provision for income taxes. These line items are reflected in the consolidated statement of operations. The chief operating decision maker considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segment. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment that develops, manufactures, markets and sells Systems and related LIMS connection and other software, consumables and services; and, accordingly has one reportable segment for financial reporting purposes. The measure of the segment's assets is reported on the balance sheet as total consolidated assets. Substantially all of the Company’s long-lived assets are held in the United States.
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million and less than $0.1 million in contract assets included in prepaid expenses and other current assets in the consolidated balance sheets as of both December 31, 2025 and 2024, respectively. These balances relate to unbilled amounts with customers.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of December 31, 2025 or 2024. Deferred revenue was $4.7 million and $6.6 million at December 31, 2025 and 2024, respectively. Revenue recognized during the year ended December 31, 2025 that was included in deferred revenue at the prior year-end was $5.0 million. Revenue recognized during the year ended December 31, 2024 that was included in deferred revenue at the prior year-end was $4.6 million.
Disaggregated revenue
The Company disaggregates revenue based on the recurring and non-recurring nature of the underlying sale. Recurring revenue includes sales of consumables and service contracts. The Company considers these to be recurring revenues because customers typically place purchase orders on a periodic basis as they use their Growth Direct system(s) over time.

These arrangements typically contain a single performance obligation and thus the entire consideration to which the Company is entitled is allocated entirely to that performance obligation. Non-recurring revenue includes sales of systems, LIMS connection software, other software, validation services, and field services, and typically contains multiple performance obligations. The Company considers these to be non-recurring revenues because customers typically place single purchase orders for a bundle of products and services on a one-time or infrequent basis. For these arrangements, significant judgment is applied in identifying the distinct performance obligations, determination of the transaction price, transaction price allocation, and determination of standalone selling price for each of the distinct performance obligations.
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Year Ended December 31,
	2025	2024
Product and service revenue — recurring	$17,841	$15,451
Product and service revenue — non-recurring	15,746	12,600
Total revenue	$33,587	$28,051
The following table presents the Company’s revenue, by customer geography (in thousands):

	Year Ended December 31,
	2025	2024
United States	$13,433	$10,639
Switzerland	6,020	5,668
Germany	5,768	3,049
Japan	2,596	2,053
All other countries	5,770	6,642
Total revenue	$33,587	$28,051
Contract acquisition costs
The Company incurs and pays commissions on systems, LIMS connection and other software, validation services, consumables, and service contracts. The period of the related revenue stream is typically less than one year in duration, and as such, the Company applies the practical expedient to expense the costs in the period in which they were incurred.
Cost of revenue
Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, contract manufacturer costs, salaries and other personnel costs including non-cash stock-based compensation expense, non-cash depreciation and amortization expense, scrap, warranty cost, inventory reserves, allocated information technology- and facility-related costs, overhead and other costs related to those sales recognized as product revenue in the period. Cost of service revenue primarily consists of salaries and other personnel costs including non-cash stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training and other expenses related to service revenue recognized in the period.
Shipping and handling fees
Shipping and handling fees billed to customers for product shipments are recorded in product revenue in the consolidated statements of operations. Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of product revenue in the consolidated statements of operations.
Research and development costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities including, employee-related expenses, such as salaries, bonuses and other personnel costs including non-cash stock-based compensation expense, the cost of developing maintaining and improving new and existing products designs, the cost of hardware and software engineering, the cost of research materials and supplies, external costs of outside consultants engaged to conduct research and development services associated with the Company’s technology and products, and information technology and facilities expenses, which include direct and allocated expenses for rent, maintenance of facilities and insurance, as well as related non-cash depreciation and amortization. The costs incurred for the development of system software that will be sold are capitalized when technological feasibility has been established. The Company has continued to develop the software associated with its platform and products, and the associated costs have been expensed as incurred, when the nature of improvements did not significantly improve the performance or functionality of the software.
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising costs were $0.2 million during the years ended December 31, 2025 and 2024.
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
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which uses the following inputs: (i) the fair value per share of the common stock issuable upon exercise of the option, (ii) the expected term of the option, (iii) expected volatility of the price of the common stock, (iv) the risk-free interest rate, and (v) the expected dividend yield. The exercise price of the option cannot be less than the fair market value of a share of common stock on the date of grant. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla.” The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, the Company estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future.
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
Comprehensive income (loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, comprehensive income (loss) included less than $0.1 million and $0.1 million, respectively, of unrealized losses and gains on investments, net of tax, respectively.
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
In periods in which the Company reports a net loss attributable to common stockholders diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024, as such basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board ('FASB') issued Accounting Standards Update ('ASU') 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the income tax rate reconciliation, as well as further disaggregation of income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025 retrospectively. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial statements for the year ended December 31, 2025. Refer to Note 12 for additional information.
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
In November 2024, the FASB issued ASU 2024-03, titled "Disaggregation of Income Statement Expenses." This update requires that public businesses provide more detailed disclosures about specific natural expense categories within their footnotes. The primary objective is to enhance transparency and provide investors with a clearer understanding of an entity's cost structure. The amendments in this update are effective for both annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is in the process of evaluating the impact on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU amends guidance for measuring credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU clarifies and modernizes the accounting for costs related to internal-use software. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures.

3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,132	$—	$—	$12,132
Short-term investments	18,266	—	—	18,266
	$30,398	$—	$—	$30,398
Liabilities
Warrant liability	$—	$—	$186	$186
	$—	$—	$186	$186

	Fair value measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,721	$—	$—	$13,721
Short-term investments	33,821	—	—	33,821
	$47,542	$—	$—	$47,542
Level 3 liability valuations are based on unobservable inputs, which reflect the Company's own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. During the years December 31, 2025 and 2024, there were no transfers in or out of Level 3.
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
Valuation of warrant liability
Under the LSA, the Company is required to issue warrants to purchase shares of the Company's Class A common stock for the draw down of the initial tranche on August 8, 2025 of $20.0 million, and the subsequent second and third tranches of $10.0 million and $10.0 million, respectively. The exercise price for each warrant shall be equal to the lower of (a) the volume-weighted average price over the ten days prior to the drawdown and (b) the closing price on the day immediately prior to the drawdown, of the Company's Class A common stock. The number of shares of the Company's Class A common stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable tranche, divided by the exercise price.

In connection with the draw down of the initial tranche on August 8, 2025, the Company issued warrants to purchase up to an aggregate of 179,104 shares of Company's Class A Common Stock at an exercise price of $3.35 per share.
As it relates to the warrants issued for the initial tranche, the Company concluded they meet the requirements for equity classification given the exercise price and number of shares are fixed. As it relates to the subsequent second and third tranche, given the strike price is a floating strike price which will not be set until drawn, the Company concluded they should be accounted for as liabilities until drawn.
The fair value of the warrant liability at December 31, 2025 was determined using the Black-Scholes option pricing model. This represents a Level 3 measurement within the fair value hierarchy. The key inputs for the Black-Scholes valuation model were as follows:

Fair value inputs as of December 31, 2025
Exercise price	$3.35
Stock price	$2.90
Expected volatility	40.09%
Expected term (in years)	5.0
Risk-free interest rate	3.73%
Expected dividend yield	—%

Change in fair value of Level 3 liabilities
The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis as of December 31, 2025:

Warrant liability
Balance at August 8, 2025 (Issuance date)	$317
Net gain in revaluation of warrant liability	(131)
Balance at December 31, 2025	$186
The change in fair value of the warrant liability is recognized in the other expenses line of the consolidated statements of operations.

4. Investments
Short-term investments by investment type consisted of the following (in thousands):

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$18,255	$11	$—	$18,266
	$18,255	$11	$—	$18,266

	December 31, 2024
Short-term investments	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government Treasury Notes	$33,783	$38	$—	$33,821
	$33,783	$38	$—	$33,821

During the year ended December 31, 2025, the Company sold available-for-sale securities with a carrying value of $2.5 million and received proceeds of $2.5 million. As of December 31, 2025, remaining available-for-sale investments had a fair value of $18.3 million.
5. Inventory, net
Inventory, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$11,830	$10,560
Work in process	884	372
Finished goods	4,879	9,268
Total	$17,593	$20,200
Raw materials, work in process and finished goods were net of adjustments to realizable value of $1.2 million and $0.6 million as of December 31, 2025 and 2024, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid insurance	$209	$838
Contract assets	144	6
Deposits	433	489
Prepaid financing fees	505	290
Other	854	843
	$2,145	$2,466

7. Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Manufacturing and laboratory equipment	$15,356	$14,457
Computer hardware and software	1,911	1,847
Office furniture and fixtures	682	638
Leasehold improvements	9,447	9,178
Construction-in-process	872	1,594
	28,268	27,714
Less: Accumulated depreciation	(19,296)	(16,521)
	$8,972	$11,193
Depreciation and amortization expense related to property and equipment was $2.8 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively. The Company had less than $0.1 million and $0.7 million of fully depreciated assets disposed of during the years ended December 31, 2025 and 2024, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued employee compensation and benefits expense	$4,796	$4,464
Accrued vendor expenses	2,336	1,846
Accrued warranty expense	889	520
Accrued taxes	269	235
Other	26	152
	$8,316	$7,217
9. Notes payable, net
Notes payable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Term Loan	$20,000	$—
Less: unamortized debt related warrant liability	(291)	—
Less: unamortized debt issuance costs	(807)	—
Long-term debt, less debt issuance costs	$18,902	$—

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

In connection with the drawdown of any Tranche, the Company is required to issue to the Lenders warrants to purchase shares of the Company’s Class A common stock (the “Common Stock”). The exercise price (“Exercise Price”) for each warrant shall be equal to the lower of (a) the volume-weighted average price of the Common Stock over the ten days prior to the drawdown and (b) the closing price of the Common Stock on the day immediately prior to the drawdown. The number of shares of Common Stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable Tranche, divided by the Exercise Price. Each warrant shall have a term of ten years from the date of issuance and shall permit cashless exercise, all in accordance with its terms. In connection with the drawdown of the First Tranche, the Company issued warrants to purchase up to an aggregate of 179,104 shares of Common Stock, with an Exercise Price of $3.35 per share. As it relates to the warrants issued for the First Tranche, the Company concluded they meet the requirements for equity classification given the exercise price and number of shares are fixed. As it relates to the subsequent Second and Third tranche, given the strike price is a floating strike price which will not be set until drawn, the Company concluded they should be accounted for as liabilities until drawn.

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

Interest accrues on the Tranches that the Company has drawn down at a floating rate per annum, calculated based on a 360-day year, equal to the greater of (a) the sum of (i) The Wall Street Journal Prime Rate and (ii) 4.0%, and (b) 11.0%. The initial interest rate was 11.5% per annum. For the first 36 months after the Closing Date (the “Interest Only Period”), the Company is required to make only monthly payments of interest in arrears. Following such period, and until the Maturity Date (the “Amortization Period”), the Company is required to make monthly payments of principal and interest in an amount that fully amortizes the outstanding principal balance due over the duration of the Amortization Period. If the Second Tranche is fully drawn down by the Company, the Interest Only Period will be extended by six months. If the Third Tranche is fully drawn down by the Company, the Interest Only Period will be extended by a further six months. In the event of such extensions of the Interest Only Period, the duration of the Amortization Period will decrease by the same amount. In any event, the total term of all Tranches shall not exceed 60 months.

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

The LSA contains customary affirmative and negative covenants (imposed on us and our subsidiaries, as applicable), including with respect to notice obligations, limitations on new indebtedness, liens, investments and transactions with affiliates of the Company, restrictions on the payment of dividends, maintenance of collateral and accounts and maintenance of insurance. The LSA does not contain any covenants to maintain a specified level of revenues, profitability, cash flow or cash resources.

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

As of December 31, 2025, there was $20 million outstanding under the LSA and unamortized debt issuance costs of $0.8 million.

The interest rate was 11.0% at December 31, 2025. During the year ended December 31, 2025, the Company recognized interest expense of $1.0 million, which includes $0.1 million of amortization of debt issuance costs.
Future debt principal payments under the LSA as of December 31, 2025, excluding the $0.8 million end of term fee, are due as follows (in thousands):

Year Ending December 31,
2026	$—
2027	—
2028	3,024
2029	9,795
Thereafter	7,181
Total principal payments	$20,000
10. Common stock and common stock warrants
As of December 31, 2025 and 2024, the Company’s restated certificate of incorporation authorized the issuance of $0.01 par value Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of December 31, 2025, no cash dividends had been declared or paid.
As of December 31, 2025, there were 39,970,946 shares of Class A common stock issued and outstanding, and 4,499,529 shares of Class B common stock issued and outstanding.
On December 15, 2023, the Company entered into an ATM Agreement with Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen, acting as sales agent and/or principal. The prospectus filed by the Company related to the ATM Agreement permits the issuance and sale of up to $10 million of shares of Class A common stock from time to time The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds from any sales of shares of its Class A common stock under this facility. During the year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the year ended December 31, 2024, we did not issue or sell any shares of our Class A common stock under this facility.
As of December 31, 2025, the Company had reserved 28,709,681 shares of Class A common stock for the exercise of outstanding stock options, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 11), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 11), for the exercise of outstanding common stock warrants and for the conversion of Class B common stock.
During the year ended December 31, 2025, zero warrants to purchase Class A common stock expired.

As of December 31, 2025 and 2024, warrants to purchase the Class A common stock outstanding consisted of the following:

	December 31, 2025
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
			1,020,144
______________________________
*– In connection with the Company's IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants, with original issue dates between 2017-2020.
11. Stock-based compensation
2010 Stock Option and Grant Plan
The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.
Following the effectiveness of the Company's IPO in July 2021, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that were issued under the 2010 Plan and are forfeited or canceled are available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of December 31, 2025, there were 5,158,947 shares available for issuance under the 2021 Plan.

2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of The Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company's board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2024, 217,013 shares were available for future issuance under the Inducement Plan. In February 2025, the Company amended the Inducement Plan to reserve an additional 476,000 shares of its Class A common stock. In May 2025, the Company amended the Inducement Plan to reserve an additional 442,987 shares of its Class A common stock. The amendments were adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Listing Rules. As of December 31, 2025, 660,000 shares were available for future issuance under the Inducement Plan.
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	6,296,505	$2.39	6.18	$135
Granted	1,454,250	3.43
Exercised	(456,842)	1.09
Expired	(285,384)	8.08
Forfeited	(469,266)	2.87
Outstanding as of December 31, 2025	6,539,263	$2.43	6.00	$8,653
Options vested and expected to vest as of December 31, 2025	6,539,263	$2.43	6.00	$8,653
Options exercisable as of December 31, 2025	4,873,801	$2.40	5.12	$7,319
During the years ended December 31, 2025 and 2024, the Company granted to employees, officers and directors options to purchase 1,454,250 shares and 952,470 shares, respectively, of common stock. The Company recorded stock-based compensation expense for options granted to employees, officers, and directors of $1.7 million and $2.3 million during the years ended December 31, 2025 and 2024, respectively.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option- pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.27%	4.31%
Expected term (in years)	6	5.9
Expected volatility	51.7%	49.8%
Expected dividend yield	0%	0%
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.

The intrinsic value of stock options exercised during each of the years ended December 31, 2025 and 2024 was $0.7 million and less than $0.1 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $1.86 and $0.48, respectively.
Restricted stock units
Restricted stock unit grants typically have service-based vesting terms from one to three years. Vesting occurs annually on the anniversary of the grant date. During the year ended December 31, 2025, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur. The Company recorded stock-based compensation expense for restricted stock units granted to employees, officers, and directors of $2.3 million and $1.6 million during the years ended December 31, 2025 and 2024, respectively.
The following table summarizes the Company's restricted stock units activity since December 31, 2024:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2024	1,941,688	$1.46
Granted	2,168,925	$3.14
Vested	(856,445)	$1.93
Forfeited	(458,192)	$2.85
Unvested as of December 31, 2025	2,795,976	$2.39
The weighted average grant-date fair value per share of restricted stock units granted during the years ended December 31, 2025 and 2024 was $3.14 and $0.94, respectively. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $2.5 million and $0.4 million, respectively.
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
During the years ended December 31, 2025 and 2024, there were 164,108 and 287,217, respectively, shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, 1,170,124 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the calculation of fair value of shares issued under the 2021 ESPP:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.00%	4.98%
Expected term (in years)	0.5	0.5
Expected volatility	50.8%	45.9%
Expected dividend yield	0%	0%

Stock-based compensation
Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$433	$517
General and administrative	2,850	2,429
Sales and marketing	392	417
Research and development	358	511
Total stock-based compensation expense	$4,033	$3,874
As of December 31, 2025, total unrecognized compensation expense related to unvested stock options held by employees and directors was $1.5 million, which is expected to be recognized over weighted-average period of 2.4 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $4.5 million, which is expected to be recognized over a weighted-average period of 1.0 years.
12. Income taxes
The components of the Company’s loss before income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(47,105)	$(46,872)
Foreign	22	5
Loss before income tax provision	$(47,083)	$(46,867)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current income tax provision:
Federal	$—	$—
State	—	—
Foreign	40	22
Total current income tax expense	40	22
Deferred income tax provision:
Federal	(10,034)	(9,846)
State	(1,389)	(1,648)
Foreign	—	—
Total deferred income tax provision	(11,423)	(11,494)
Change in deferred tax asset valuation allowance	11,423	11,494
Total expense for income taxes	$40	$22

During the years ended December 31, 2025 and 2024, the Company did not record income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The only income tax provision was generated from operations in Germany and Switzerland. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2025		2024
	Amounts	Percentages	Amounts	Percentages
Federal statutory income tax rate	$(9,886)	21.0%	$(9,842)	21.0%
Foreign Tax Effects	31	(0.1)	26	(0.1)
Tax Credits
Research and Development tax credits	(361)	0.8	(601)	1.3
Change in valuation allowance	10,034	(21.3)	9,846	(21.0)
Nontaxable or Nondeductible Items	222	(0.5)	593	(1.3)
Effective income tax rate	$40	(0.1)%	$22	(0.1)%

Net deferred tax assets consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$77,655	$65,302
Research and development credit carryforwards	6,644	6,042
Research and development capitalized costs	5,978	8,297
Inventories	473	326
Lease liability	1,137	1,413
Accrued expenses	1,509	1,244
Unrealized loss	—	—
Other	1,640	1,500
Total deferred tax assets	95,036	84,124
Deferred tax liabilities:
Right-of-use assets	(947)	(1,188)
Unrealized gain	—	(9)
Depreciation	(82)	(353)
Total deferred tax liabilities	(1,029)	(1,550)
Valuation allowance	(94,007)	(82,574)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $320.9 million and $133.0 million, respectively, which may be available to offset future taxable income and begin to expire at various dates beginning in 2038 and 2032, respectively. Additionally, the Company had U.S. federal NOLs of $308.1 million generated since 2018 that will not expire.
As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $3.2 million and $3.5 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2039 and 2025, respectively.
Cash paid for income taxes during the periods ended December 31, 2025 and 2024, were not material. The Company paid no federal or state income taxes as of December 31, 2025 and 2024.
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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net operating losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance of $94.0 million and $82.6 million has been established against the net deferred tax assets as of December 31, 2025 and 2024, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased $11.4 million during the year ended December 31, 2025 primarily due to net operating losses generated, capitalized research and development expenses, and research and development tax credits.
The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. federal, state, and foreign income tax expense. For the years ended December 31, 2025, and 2024, the Company recognized zero in interest and penalties. The Company had zero of interest and penalties accrued as of December 31, 2025 and 2024, respectively.
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
On July 4, 2025, the President signed into law the One Big Beautiful Bill (“OBBB”) Act, introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025.
The OBBB permanently extends the 100% bonus depreciation of qualifying assets which is expected to accelerate the timing of depreciation deductions for these assets. The OBBB also permanently eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The legislation did not have a material impact on the Company’s income tax expense for 2025, as the Company did not elect bonus depreciation.

13. Net loss per share
Net loss per share attributable to the common stockholders
As of December 31, 2025, the Company had Class A common stock and Class B common stock. Both classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(47,123)	$(46,889)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	40,071,072	38,266,176
Weighted average Class B common shares outstanding—basic and diluted	4,608,269	5,309,529
Total shares for EPS—basic and diluted	44,679,341	43,575,705
Net loss per share attributable to Class A common stockholders—basic and diluted	$(1.05)	$(1.08)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(1.05)	$(1.08)
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

	Year Ended December 31,
	2025	2024
Options to purchase common stock	6,532,417	6,296,505
Warrants to purchase common stock	463,269	284,165
Unvested restricted common stock units	2,795,976	1,941,688
Options to purchase common stock under ESPP	264,714	102,509
	10,056,376	8,624,867
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
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,368	$1,334
Operating cash outflows - payments on financing leases	$45	$40
Financing cash outflows - payments on financing leases	$30	$35
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating Leases:
Operating lease assets	$3,981	$4,998

Operating lease liabilities, short-term	$1,246	$1,167
Operating lease liabilities, long-term	3,539	4,784
Total operating lease liabilities	$4,785	$5,951

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(257)	(221)
Net property, plant and equipment	$129	$165

Lease liabilities, short-term	$53	$47
Lease liabilities, long-term	134	170
Total financing lease liabilities	$187	$217

Weighted-average remaining lease term - operating leases (in years):	3.54	4.54
Weighted-average remaining lease term - financing leases (in years):	3.50	4.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,218	$1,218
Financing lease cost - amortization of right-of-use asset	37	45
Financing lease cost - interest on lease liability	45	40
Variable lease cost	821	885
Total lease cost	$2,121	$2,188
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $2.0 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the years ended December 31, 2025 and 2024.
Maturities of the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Operating Lease Maturities
2026	$1,401
2027	1,435
2028	1,469
2029	805
Total lease payments	$5,110
Less imputed interest	(325)
Total present value of lease liabilities	$4,785
Maturities of the Company’s financing lease liability as of December 31, 2025 were as follows (in thousands):

Financing Lease Maturities
2026	$75
2027	75
2028	75
2029	37
Total lease payments	$262
Less imputed interest	(75)
Total present value of lease liabilities	$187
15. Commitments and contingencies
Supplier agreements
In the ordinary course of business, the Company has entered, and may in the future enter, into agreements with suppliers that may require the Company to purchase or pay minimum or fixed amounts over the duration of the agreement. The Company currently has minimum purchase commitments of $1.8 million and $1.6 million expected to be incurred for

2026 and 2027, respectively, under such agreements. These commitments are accrued as a liability when it is probable that a related future expenditure will be made, and such expenditure can be reasonably estimated.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.
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
16. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $1.9 million and $0.8 million to the plan during each of the years ended December 31, 2025 and 2024, respectively.