Form 10-Q
period 2026-03-31
RAPID MICRO BIOSYSTEMS, INC.
filed 2026-05-15
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2026, there were 41,669,673 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of May 11, 2026, there were 4,499,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our future results of operations and financial position, including our expectations regarding revenue, gross margin, gross margin percentage, operating expenses and our ability to achieve positive cash flow;
•our goal to achieve positive cash flow, our efforts to reduce our use of cash for operating and investing activities, our efforts to increase productivity and efficiency and to pursue growth opportunities and the assumptions underlying such goal;
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$13,815	$20,030
Short-term investments	9,134	18,266
Accounts receivable	6,367	3,134
Inventory, net	17,447	17,593
Prepaid expenses and other current assets	2,463	2,145
Total current assets	49,226	61,168
Property and equipment, net	8,770	8,972
Right-of-use assets	3,838	4,109
Other long-term assets	245	319
Restricted cash	284	284
Total assets	62,363	74,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,670	$4,139
Accrued expenses and other current liabilities	6,495	8,316
Deferred revenue	6,634	4,734
Lease liabilities, short-term	1,320	1,298
Total current liabilities	19,119	18,487
Notes payable, net	19,053	18,902
Warrant liability	116	186
Lease liabilities, long-term	3,337	3,674
Other long-term liabilities	340	397
Total liabilities	41,965	41,646
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at March 31, 2026 and December 31, 2025; 41,267,511 shares and 39,970,946 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	413	400
Class B common stock, $0.01 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 4,499,529 shares issued and outstanding at March 31, 2026 and December 31, 2025	45	45
Preferred stock, $0.01 par value: 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	556,613	555,147
Accumulated deficit	(536,672)	(522,397)
Accumulated other comprehensive (loss) income	(1)	11
Total stockholders’ equity	20,398	33,206
Total liabilities and stockholders’ equity	$62,363	$74,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$5,578	$4,101
Service revenue	2,424	3,104
Total revenue	8,002	7,205
Cost of revenue:
Cost of product revenue	6,025	5,029
Cost of service revenue	1,606	1,772
Total cost of revenue	7,631	6,801
Gross margin	371	404
Operating expenses:
Research and development	3,359	3,624
Sales and marketing	3,422	2,751
General and administrative	7,442	5,690
Total operating expenses	14,223	12,065
Loss from operations	(13,852)	(11,661)
Other income (expense):
Interest income	256	466
Interest expense	(639)	(12)
Other expense, net	(32)	(49)
Total other income (expense), net	(415)	405
Loss before income taxes	(14,267)	(11,256)
Income tax expense	8	7
Net loss	$(14,275)	$(11,263)
Net loss per share — basic and diluted	$(0.31)	$(0.26)
Weighted average common shares outstanding — basic and diluted	45,433,800	43,993,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(14,275)	$(11,263)
Other comprehensive loss:
Unrealized loss on investments	(12)	(26)
Comprehensive loss	$(14,287)	$(11,289)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	39,970,946	$400	4,499,529	$45	$555,147	$(522,397)	$11	$33,206
Issuance of Class A common stock upon exercise of common stock options	102,368	1	—	—	115	—	—	116
Issuance of Class A common stock under ESPP	58,182	1	—	—	139	—	—	140
Vesting of restricted stock units	514,722	5	—	—	(5)	—	—	—
Net exercise of warrant to purchase Class A common stock	621,293	6	—	—	(6)	—	—	—
Stock-based compensation expense	—	—	—	—	1,223	—	—	1,223
Net loss	—	—	—	—	—	(14,275)	—	(14,275)
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)
Balances at March 31, 2026	41,267,511	$413	4,499,529	$45	$556,613	$(536,672)	$(1)	$20,398

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
Issuance of Class A common stock under ESPP	127,335	1	—	—	89	—	—	90
Vesting of restricted stock units	251,707	3	—	—	(3)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	273,385	3	—	—	293	—	—	296
Stock-based compensation expense	—	—	—	—	1,042	—	—	1,042
Conversion of Class B common stock to Class A common stock	810,000	8	(810,000)	(8)	—	—	—	—
Net loss	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)
Balances at March 31, 2025	39,191,669	$392	4,499,529	$45	$551,578	$(486,537)	$13	$65,491
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,275)	$(11,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	706	847
Amortization of debt discount and issuance costs	86	—
Stock-based compensation expense	1,223	1,042
Provision for excess and obsolete inventory	—	235
Non-cash lease expense	305	305
Gain on revaluation of warrant liability	(70)	—
Accretion on investments	131	32
Other	58	28
Changes in operating assets and liabilities:
Accounts receivable	(3,233)	2,998
Inventory	144	(1,075)
Prepaid expenses and other current assets	(318)	196
Other long-term assets	(13)	—
Accounts payable	530	100
Accrued expenses and other current liabilities	(2,232)	(2,003)
Deferred revenue	1,900	(507)
Net cash used in operating activities	(15,058)	(9,065)

Cash flows from investing activities:
Purchases of property and equipment	(394)	(319)
Purchases of investments	(3,016)	—
Sales of investments	2,006	—
Maturity of investments	10,000	11,000
Net cash provided by investing activities	8,596	10,681
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	116	296
Proceeds from issuance of Class A common stock - employee stock purchase plan	140	90
Payments on finance lease obligations	(9)	(7)
Net cash provided by financing activities	247	379
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,215)	1,995
Cash, cash equivalents and restricted cash at beginning of period	20,314	17,276
Cash, cash equivalents and restricted cash at end of period	$14,099	$19,271

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$560	$12
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$75	$106
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
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries in Germany and Switzerland. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s audited consolidated financial statements for the year ended December 31, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.
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
On December 15, 2023, the Company entered into a sales agreement, or the ATM Agreement, to establish an "at-the-market" facility with Cowen and Company, LLC, or Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock. During the year ended December 31, 2025, the Company sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the quarter ended March 31, 2026 through the filing date of this Quarterly Report, the Company did not issue or sell any shares of its Class A common stock under this facility.
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
The Company expects that its existing cash, cash equivalents and investments and additional borrowing capacity expected to become available under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions later this year will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these consolidated financial statements were issued.
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
There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in Note 2 of the audited consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended March 31,
	2026	2025
Customer A	11.9%	17.4%
Customer B	*	15.6%
Customer C	*	12.3%
Customer D	14.3%	*
	26.2%	45.3%
____________________________
*Represented less than 10%

The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	March 31,	December 31,
	2026	2025
Customer B	10.0%	16.3%
Customer E	*	11.4%
Customer F	*	10.8%
Customer D	24.0%	*
Customer A	11.0%	*
	45.0%	38.5%
____________________________
*Represented less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the three months ended March 31, 2026 or 2025.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At March 31, 2026 and December 31, 2025, the Company held cash of $0.3 million and $0.1 million in banks located outside of the United States, respectively.
Restricted cash
As of March 31, 2026 and December 31, 2025, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the condensed consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of March 31, 2026 and December 31, 2025, the allowance for doubtful accounts for expected credit losses was zero.
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. There was $1.6 million of software development costs related to the Company's enterprise resource planning ("ERP") system capitalized in other long-term assets at March 31, 2026 and December 31, 2025. Accumulated amortization of these costs was $1.6 million at March 31, 2026 and December 31, 2025. These capitalized costs are being amortized on a straight-line basis over the initial subscription term of five years. For the three months ended March 31, 2026 and 2025, there was less than $0.1 million and $0.1 million of amortization expense, respectively, related to capitalized software development costs recorded in the condensed consolidated statements of operations.
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
The Company accounts for common stock warrants as a liability in accordance with ASC 815-40-15 if the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities based on their fair value at issuance. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the other expense line of the condensed consolidated statement of operations and comprehensive loss. The warrants are valued using the Black-Scholes model.

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

	Three Months Ended March 31,
	2026	2025
Balance, beginning of the period	$889	$520
Warranty provisions	27	—
Warranty repairs	—	—
Balance, end of the period	$916	$520
Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis, specifically net loss on the condensed consolidated statement of operations, for purposes of evaluating financial performance and allocating resources. The CODM reviews all functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are interest income, interest expense, other expense, and provision for income taxes. These line items are reflected in the condensed consolidated statement of operations. The chief operating decision maker considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segment. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells Systems and related LIMS connection and other software, consumables and services; and accordingly has one reportable segment for financial reporting purposes. The measure of the segment's assets is reported on the balance sheet as total consolidated assets. Substantially all of the Company’s long-lived assets are held in the United States.
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had $0.1 million in contract assets included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of both March 31, 2026 and December 31, 2025, respectively. These balances relate to unbilled amounts with customers.

Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of March 31, 2026 or December 31, 2025. Deferred revenue was $6.6 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in deferred revenue at the prior period-end was $1.6 million and $2.1 million, respectively.
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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended March 31,
	2026	2025
Product and service revenue — recurring	$5,069	$3,969
Product and service revenue — non-recurring	2,933	3,236
Total revenue	$8,002	$7,205
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$2,471	$2,026
Switzerland	1,367	1,480
South Korea	1,278	52
Germany	889	1,309
Japan	417	1,124
All other countries	1,580	1,214
Total revenue	$8,002	$7,205
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three months ended March 31, 2026 and 2025.

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
Recently adopted accounting pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance prospectively effective January 1, 2026, and elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of this ASU had no material impact on the Company's condensed consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that public businesses provide more detailed disclosures about specific natural expense categories within their footnotes. The primary objective is to enhance transparency and provide investors with a clearer understanding of an entity's cost structure. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU clarifies and modernizes the accounting for costs related to internal-use software. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is also permitted for annual or interim financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

3. Fair value of financial assets and liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,496	$—	$—	$10,496
Short-term investments	9,134	—	—	9,134
	$19,630	$—	$—	$19,630
Liabilities
Warrant liability	$—	$—	$116	$116
	$—	$—	$116	$116

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,132	$—	$—	$12,132
Short-term investments	18,266	—	—	18,266
	$30,398	$—	$—	$30,398
Liabilities
Warrant liability	$—	$—	$186	$186
	$—	$—	$186	$186
Level 3 liability valuations are based on unobservable inputs, which reflect the Company's own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. During the three months ended March 31, 2026 and 2025, there were no transfers in or out of Level 3.
Cash equivalents
Cash equivalents consist of money market funds and treasury bills and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.
Valuation of short-term investments
U.S. Treasury bills and notes included in short-term investments were valued by the Company using quoted prices in active markets for identical securities, which represents a Level 1 measurement within the fair value hierarchy.
Valuation of warrant liability
The fair value of the warrant liability associated with the initial tranche of the LSA borrowing at March 31, 2026 was determined using the Black-Scholes option pricing model. This represents a Level 3 measurement within the fair value hierarchy. The key inputs for the Black-Scholes valuation model were as follows:

Fair value inputs as of March 31, 2026
Exercise price	$3.35
Stock price	$2.27
Expected volatility	40.35%
Expected term (in years)	5.0
Risk-free interest rate	3.92%
Expected dividend yield	0%
Change in fair value of Level 3 liabilities
The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis as of March 31, 2026:

Warrant liability
Balance at December 31, 2025	$186
Net gain in revaluation of warrant liability	(70)
Balance at March 31, 2026	$116
The change in fair value of the warrant liability is recognized in the other expense, net line of the condensed consolidated statements of operations.
4. Investments
Short-term investments by investment type consisted of the following (in thousands):

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$9,136	$1	$(3)	$9,134
	$9,136	$1	$(3)	$9,134

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$18,255	$11	$—	$18,266
	$18,255	$11	$—	$18,266

5. Inventory, net
Inventory, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$11,119	$11,830
Work in process	2,536	884
Finished goods	3,792	4,879
Total	$17,447	$17,593
Raw materials, work in process and finished goods were net of adjustments to realizable value of $0.6 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$249	$329
Contract assets	119	144
Deposits	767	433
Deferred offering costs	505	505
Other	823	734
	$2,463	$2,145
7. Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Manufacturing and laboratory equipment	$15,782	$15,356
Computer hardware and software	1,911	1,911
Office furniture and fixtures	682	682
Leasehold improvements	9,447	9,447
Construction-in-process	904	872
	28,726	28,268
Less: Accumulated depreciation	(19,956)	(19,296)
	$8,770	$8,972

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended March 31, 2026 and 2025.

8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits expense	$3,202	$4,796
Accrued vendor expenses	2,062	2,336
Accrued warranty expense	916	889
Accrued taxes	266	269
Other	49	26
	$6,495	$8,316
9. Notes payable, net
Notes payable, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Term Loan	$20,000	$20,000
Unamortized debt related warrant liability	(277)	(291)
Unamortized debt issuance costs	(769)	(807)
Accretion of end of term fee	99	—
Total notes payable, net	$19,053	$18,902

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

As of March 31, 2026, there was $20 million outstanding under the LSA and unamortized debt issuance costs of $0.8 million.

The interest rate was 11.0% at March 31, 2026. During the three months ended March 31, 2026, the Company recognized interest expense of $0.6 million, which includes less than $0.1 million of amortization of debt issuance costs.

Future debt principal payments under the LSA as of March 31, 2026, excluding the $0.8 million end of term fee, are due as follows (in thousands):

Year Ending December 31,
2026	$—
2027	—
2028	3,024
2029	9,795
2030	7,181
Total principal payments	$20,000
10. Common stock and common stock warrants
As of both March 31, 2026 and December 31, 2025, the Company’s restated certificate of incorporation authorized the issuance of $0.01 par value Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of March 31, 2026, no cash dividends had been declared or paid.
During the quarter ended March 31, 2026, a related party warrant holder net exercised warrants into 621,293 shares of Class A common stock pursuant to the terms of the underlying warrant agreements. Following the conversion, the total number of Class A warrants outstanding decreased by 629,032, and the total number of Class A shares outstanding increased by 621,293 shares.
On December 15, 2023, the Company entered into an ATM Agreement with Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen, acting as sales agent and/or principal. The prospectus filed by the Company related to the ATM Agreement permits the issuance and sale of up to $10 million of shares of Class A common stock from time to time. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds from any sales of shares of its Class A common stock under this facility. During the year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the quarter ended March 31, 2026, we did not issue or sell any shares of our Class A common stock under this facility.
As of March 31, 2026, the Company had reserved 30,798,624 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 11), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 11) and the conversion of Class B common stock.
During the quarter ended March 31, 2026, 5,009 warrants to purchase Class A common stock expired.

Outstanding warrants to purchase common stock consisted of the following at March 31, 2026:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	10,026	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	346,077	$3.99
August 8, 2025	10	Equity	179,104	$3.35
			565,207
Outstanding warrants to purchase common stock consisted of the following at December 31, 2025:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	15,035	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
August 8, 2025	10	Equity	179,104	$3.35
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
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of March 31, 2026, there were 5,532,659 shares available for issuance under the 2021 Plan.

2023 Inducement Plan

In May 2023, the Company's board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of The Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company's board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In February and May 2025, the Company amended the Inducement Plan to reserve an additional 476,000 and 442,987 shares, respectively, of its Class A common stock. In January 2026, the Company amended the Inducement Plan to reserve an additional 1,000,000 shares of its Class A common stock. The amendments were adopted by the Company's board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Listing Rules. As of March 31, 2026, 1,287,000 shares were available for future issuance under the Inducement Plan.

Stock options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.3%
Expected term (in years)	6.0	6.1
Expected volatility	43.0%	51.0%
Expected dividend yield	0%	0%
Stock options
The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	6,539,263	$2.43	6.00	$8,653
Granted	1,253,000	4.20
Exercised	(102,368)	1.15		$184
Expired	(7,800)	1.26
Forfeited	(13,146)	1.19
Outstanding as of March 31, 2026	7,668,949	$2.74	6.43	$5,413
Options vested and expected to vest as of March 31, 2026	7,668,949	$2.74	6.43	$5,413
Options exercisable as of March 31, 2026	5,028,347	$2.44	5.00	$4,784
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2026 and 2025 was $1.98 and $1.79, respectively.

Restricted stock units
Restricted stock unit grants typically have service-based vesting terms from one to three years. Vesting occurs annually on the anniversary of the grant date. During the three months ended March 31, 2026, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company's restricted stock units activity since December 31, 2025:

	Number of shares	Weighted average grant date fair value

Unvested as of December 31, 2025	2,795,976	$2.39
Granted	851,300	4.18
Vested	(514,722)	2.52
Forfeited	(92,365)	2.08
Unvested as of March 31, 2026	3,040,189	$2.88
The weighted average grant-date fair value per share of restricted stock units granted during each of the three months ended March 31, 2026 and 2025 was $4.18 and $3.50. The total fair value of shares vested during the three months ended March 31, 2026 and 2025 was $2.1 million and $0.9 million, respectively.

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
During the three months ended March 31, 2026, there were 58,182 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of three months ended March 31, 2026 and 2025. As of March 31, 2026, 1,511,651 shares were available for future issuance under the 2021 ESPP.

The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.8%	4.5%
Expected term (in years)	0.5	0.5
Expected volatility	50.8%	44.9%
Expected dividend yield	0%	0%
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$89	$92
Research and development	65	140
Sales and marketing	89	90
General and administrative	980	720
Total stock-based compensation expense	$1,223	$1,042
As of March 31, 2026, total unrecognized compensation expense related to unvested stock options held by employees and directors was $4.1 million, which is expected to be recognized over a weighted average period of 1.7 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $7.1 million, which is expected to be recognized over a weighted average period of 1.2 years.
12. Income taxes
During both the three months ended March 31, 2026 and 2025, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both March 31, 2026 and December 31, 2025, the Company recorded a full valuation allowance against its net deferred tax assets.
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
The OBBB permanently extends the 100% bonus depreciation of qualifying assets which is expected to accelerate the timing of depreciation deductions for these assets. The OBBB also permanently eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The legislation did not have a material impact on the Company’s income tax expense for 2025, or for the period ended March 31, 2026, as the Company did not elect bonus depreciation.
13. Net loss per share
Net loss per share attributable to the common stockholders
As of March 31, 2026, the Company had Class A common stock and Class B common stock. Both share classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.
Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(14,275)	$(11,263)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	40,934,271	39,052,830
Weighted average Class B common shares outstanding—basic and diluted	4,499,529	4,940,529
Total shares for EPS—basic and diluted	45,433,800	43,993,359
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.31)	$(0.26)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.31)	$(0.26)
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

	March 31,
	2026	2025
Options to purchase common stock	7,668,949	6,953,726
Unvested restricted stock units	3,040,189	2,631,900
Warrants to purchase common stock	458,260	284,165
Options to purchase common stock under ESPP	13,122	13,444
	11,180,520	9,883,235

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
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$348	$340
Operating cash outflows - payments on financing leases	$10	$12
Financing cash outflows - payments on financing leases	$9	$7

Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating Leases:
Operating lease assets	$3,719	$3,981

Operating lease liabilities, short-term	$1,266	$1,246
Operating lease liabilities, long-term	3,213	3,539
Total operating lease liabilities	$4,479	$4,785

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(267)	(257)
Net property, plant and equipment	$119	$129

Lease liabilities, short-term	$54	$53
Lease liabilities, long-term	124	134
Total financing lease liabilities	$178	$187

Weighted-average remaining lease term - operating leases (in years):	3.29	3.54
Weighted-average remaining lease term - financing leases (in years):	3.25	3.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$305	$305
Financing lease cost - amortization of right-of-use asset	9	9
Financing lease cost - interest on lease liability	10	12
Variable lease cost	197	203
Total lease cost	$521	$529
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended March 31, 2026 and 2025. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three months ended March 31, 2026 and 2025.
Maturities of the Company’s operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Operating Lease Maturities
2026 (excluding the three months ended March 31)	$1,053
2027	1,435
2028	1,469
2029	804
Total lease payments	$4,761
Less imputed interest	(282)
Total present value of lease liabilities	$4,479

Maturities of the Company’s financing lease liability as of March 31, 2026 were as follows (in thousands):

Financing Lease Maturities
2026 (excluding the three months ended March 31)	$56
2027	75
2028	75
2029	38
Total lease payments	$244
Less imputed interest	(66)
Total present value of lease liabilities	$178
15. Commitments and contingencies
Supplier agreements
In the ordinary course of business, the Company has entered, and may in the future enter, into agreements with suppliers that may require the Company to purchase or pay minimum or fixed amounts over the duration of the agreement. The Company currently has minimum purchase commitments of $2.1 million and $2.3 million expected to be incurred for the remainder of 2026 and 2027, respectively, under such agreements. These commitments are accrued as a liability when it is probable that a related future expenditure will be made, and such expenditure can be reasonably estimated.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.
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
16. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.5 million and $0.2 million to the plan during the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2025, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026 (the “2025 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We generated revenue of $8.0 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively, and incurred net losses of $14.3 million and $11.3 million for those same periods, respectively.
We believe that our cash, cash equivalents and investments as of March 31, 2026 and additional borrowing capacity expected to become under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions later this year enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
MilliporeSigma partnership
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

The Distribution Agreement also contemplates future collaboration by the parties, including with respect to sourcing materials and service delivery. In that regard, the parties are negotiating towards a supply agreement, pursuant to which the parties are exploring cost-saving measures within our supply chain focused on accelerating gross margin improvement, particularly with respect to consumables. The focus of such supply agreement may include raw materials and components as well as manufacturing and supply chain services. The parties intend to share in any cost savings achieved in the supply of the products through this supply agreement. Additionally, the parties have signed a services agreement which permits MilliporeSigma to engage us to provide certain of our services to their customers. The parties also intend to explore additional opportunities for collaboration, such as joint development efforts for the enhancement of our products or introducing new products to be covered by the distribution arrangement. We expect to make incremental investments in our manufacturing and service organizations as our sales volumes increase over time, including as a result of increased sales volumes related to the Distribution Agreement.
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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers' organizations as our existing customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of March 31, 2026, over 40% of our customers have purchased Growth Direct systems for multiple sites, and nearly 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.

Revenue mix
Our revenue is derived from sales of our Growth Direct systems, our LIMS connection and other software, proprietary consumables, and services. Growth Direct system revenue involves a capital selling process and tends to be somewhat concentrated within a relatively small (but varied) group of customers each year, so it is subject to variability from quarter to quarter.
Gross margin improvement
We have made significant investments to build infrastructure and develop capabilities in areas such as procurement, manufacturing, distribution, quality and after-sales service. Given our current business scale, our revenues are not yet sufficient to fully cover these costs, impacting our current gross margin profile. For additional information, see Item 1. Business - Gross margin improvement included in our Annual Report on Form 10-K.
We have experienced positive trends in gross margin percentage, improving from (24.4)% to (0.4)% to 3.1% for the years ended December 31, 2023, 2024 and 2025, respectively, and to 4.6% for the three months ended March 31, 2026. While we expect our gross margin percentage to continue to trend positively in the future, expansion in future periods may not be linear and may be subject to variability from period to period.
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

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	6	3	3	100.0%
Cumulative systems placed	196	165	31	18.8%
Systems validated:
Systems validated in period	5	9	(4)	(44.4)%
Cumulative systems validated	160	146	14	9.6%
Product and service revenue — total	$8,002	$7,205	$797	11.1%
Product and service revenue — recurring	$5,069	$3,969	$1,100	27.7%

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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 63.3% and 55.1% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the cumulative number of validated Growth Direct systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers' Growth Direct systems.
Components of results of operations
Revenue
We generate revenue from sales of our Growth Direct system (including our LIMS connection and other software), consumables, validation services, service contracts, and field service. We sell our products and services directly to customers and through distributors. Our sales arrangements are noncancellable and nonrefundable after ownership passes to the customer.

	Three Months Ended March 31, 2026	Percentage of total revenue	Three Months Ended March 31, 2025	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$5,578	69.7%	$4,101	56.9%
Service revenue	2,424	30.3%	3,104	43.1%
Total revenue	$8,002	100.0%	$7,205	100.0%

Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of March 31, 2026, we had placed 196 Growth Direct systems with approximately 50 customers globally, including 75% of the top 20 largest pharmaceutical companies as measured by revenue, and the manufacturers of a number of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.

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
We expect our Growth Direct system revenue to continue to grow over time as we increase system placements into our existing customers and markets and expand into new customers, markets and products. For instance, we announced the receipt of large, multi-system customer orders from Amgen and Samsung Biologics that contributed to our results for the quarters ended December 31, 2025 and March 31, 2026, respectively.
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
Cost of revenue, gross margin, and gross margin percentage
Cost of product revenue primarily consists of costs for raw material parts and associated freight, shipping and handling costs, salaries and other personnel costs including non-cash stock-based compensation expense, contract manufacturer costs, scrap, warranty cost, inventory reserves, non-cash depreciation and amortization expense, allocated information technology and facility-related costs, overhead and other costs related to those sales recognized as product revenue in the period.
Cost of service revenue primarily consists of salaries and other personnel costs including non-cash stock-based compensation expense, travel costs, materials consumed when performing installations, validations and other services, allocated information technology and facility-related costs, costs associated with training, and other expenses related to service revenue recognized in the period.
For future periods, we expect our costs of revenue to increase or decrease commensurate with product and service volumes. Such costs may be further impacted by our ongoing efforts to reduce product costs and increase manufacturing productivity and efficiencies as well as service productivity. In addition, our product costs may be adversely impacted by recently enacted and potential future tariffs by the U.S. and other jurisdictions in which we conduct business. Disruptions to international logistics and to the supply and cost of fuel resulting from recent conflicts in the Middle East also can contribute to increases in our costs. While we do not expect such impacts on our costs to rise to levels that are material to our results of operations in the near-term, future changes in policies and other macroeconomic conditions could materially and adversely affect our results of operations.
Gross margin is calculated as revenue less cost of revenue. Gross margin percentage is gross margin expressed as a percentage of revenue. Our gross margin in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among systems, consumables, and services, excess and obsolete inventories, our cost structure for manufacturing operations relative to volume, and product warranty obligations.
We expect that our gross margin percentage will increase over time as our future revenues from both products and services grow at rates significantly higher than the costs related to providing and supporting those products and services. However, expansion in gross margin percentage in future periods may not be linear and may be subject to variability from period to period.
We expect to achieve these increases through direct material cost reductions, increased manufacturing efficiencies for our products, including higher throughput on our automated consumables manufacturing line, leveraging our current cost structure to support future growth with minimal incremental investment, and by increasing productivity and efficiency in our service organization. We are also pursuing gross margin expansion opportunities through our MilliporeSigma partnership.
Operating expenses
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
Income tax expense
We generated significant taxable losses during each of the three months ended March 31, 2026 and 2025, and therefore have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$5,578	$4,101	$1,477	36.0%
Service revenue	2,424	3,104	(680)	(21.9)%
Total revenue	8,002	7,205	797	11.1%
Cost of revenue:
Cost of product revenue	6,025	5,029	996	19.8%
Cost of service revenue	1,606	1,772	(166)	(9.4)%
Total cost of revenue	7,631	6,801	830	12.2%
Gross margin	371	404	(33)	(8.2)%
Operating expenses:
Research and development	3,359	3,624	(265)	(7.3)%
Sales and marketing	3,422	2,751	671	24.4%
General and administrative	7,442	5,690	1,752	30.8%
Total operating expenses	14,223	12,065	2,158	17.9%
Loss from operations	(13,852)	(11,661)	(2,191)	18.8%
Other income (expense):
Interest income	256	466	(210)	(45.1)%
Interest expense	(639)	(12)	(627)	5,225.0%
Other expense, net	(32)	(49)	17	(34.7)%
Total other income (expense), net	(415)	405	(820)	(202.5)%
Loss before income taxes	(14,267)	(11,256)	(3,011)	26.8%
Income tax expense	8	7	1	14.3%
Net loss	$(14,275)	$(11,263)	$(3,012)	26.7%
Revenue
Product revenue increased by $1.5 million, or 36.0%, with the increase primarily attributable to an increase in system placements as well as higher consumable shipment volumes due mainly to an increase in cumulative validated systems.
Service revenue decreased by $0.7 million, or 21.9%. The decrease in service revenue was primarily driven by a decrease in validation revenue, offset by higher service contract revenue as a result of an increase in the cumulative number of systems validated and under such contracts. Service revenue from validations, which is recognized when those services are provided, generally lag the related system placements by three to nine months.

Cost of revenue, gross margin, and gross margin percentage

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Cost of product revenue	$6,025	$5,029	$996	19.8%
Cost of service revenue	1,606	1,772	(166)	(9.4)%
Total cost of revenue	$7,631	$6,801	$830	12.2%
Gross margin	$371	$404	$(33)	(8.2)%
Gross margin percentage	5%	6%
Cost of product revenue increased by $1.0 million, or 19.8%. The increase was driven by higher system and consumables sales volume, as well as an unfavorable mix impact of products sold, namely a higher rate of growth in consumables as compared to systems. This increase was partially offset by a reduction in the costs to manufacture our products.
Cost of service revenue decreased by $0.2 million, or 9.4%. The decrease was primarily attributable to lower service headcount and related costs.
Gross margin and gross margin percentage remained relatively flat between periods. There was an improvement in product margin, which was offset by a decrease in service margin.
Operating expenses
Research and development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$3,359	$3,624	$(265)	(7.3)%
Percentage of total revenue	42.0%	50.3%
Research and development expenses decreased by $0.3 million, or 7.3%. The decrease was primarily driven by lower headcount and headcount-related costs as well as the timing of spending related to new product development activities.
Sales and marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$3,422	$2,751	$671	24.4%
Percentage of total revenue	42.8%	38.2%
Sales and marketing expenses increased by $0.7 million, or 24.4%. This increase was primarily driven by higher headcount-related costs and third-party consulting costs.
General and administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$7,442	$5,690	$1,752	30.8%
Percentage of total revenue	93.0%	79.0%

General and administrative expenses increased by $1.8 million, or 30.8%. This increase was primarily attributable to higher headcount related costs, including non-cash stock compensation expense and severance, partially offset by a reduction in consulting fees.
Other income (expense)
Interest income
Interest income for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.5 million, respectively. The decrease of $0.2 million, or 45.1%, was due to lower interest rates earned on our cash equivalents and investments balances, as well as lower cash equivalents and investment balances during the year.
Interest expense
Interest expense for the three months ended March 31, 2026 and 2025 was $0.6 million and less than $0.1 million, respectively. The increase of $0.6 million, or 5,225.0%, was due to interest incurred with our long-term debt.
Other expense, net
Other expense, net, which is comprised of miscellaneous expenses unrelated to our core business, was less than $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended March 31, 2026 and 2025. The expense recorded related to our German and Swiss subsidiaries.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, proceeds from our IPO, and proceeds from our "at-the-market" ("ATM") facility.
We believe that our cash, cash equivalents and investments and additional borrowing capacity expected to become available under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions later this year will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were issued. However, if our expectations and underlying assumptions of business performance, including revenue growth, gross margin improvements, and/or control of operating costs are not realized, we may need to raise additional funding, which could be through equity offerings, debt financings or a combination thereof. If we are unable to raise capital as, if and when, needed, we may have to significantly delay, scale back or discontinue our expansion plans including further development and commercialization efforts of one or more of our products.
As of March 31, 2026, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

March 31, 2026

Cash and cash equivalents	$13,815
Short-term investments	9,134
Restricted cash	284
Total	$23,233

ATM facility
On December 15, 2023, we entered into a sales agreement to establish an ATM facility with Cowen and Company, LLC, pursuant to which we may sell and issue shares of our Class A common stock. During the quarter and year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the quarter ended March 31, 2026, we did not issue or sell any shares of our Class A common stock under this facility.
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease and early termination of the lease in July 2026 (subject to an early termination fee). Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $2.2 million as of March 31, 2026, including $0.7 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029 (the "sublease agreement"). The sublease agreement includes an option to terminate the sublease in July 2026, subject to an early termination fee. Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $2.5 million as of March 31, 2026, including $0.8 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.
For additional information on our contractual obligation and commitments please see Note 15 — Commitments and Contingencies to our consolidated financial statements.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three months ended March 31,
	2026	2025

Net cash used in operating activities	$(15,058)	$(9,065)
Net cash provided by investing activities	8,596	10,681
Net cash provided by financing activities	247	379
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,215)	$1,995
Operating activities
During the three months ended March 31, 2026, net cash used in operating activities was $15.1 million, an increase of $6.0 million compared to the three months ended March 31, 2025. The higher use of net cash was primarily due to the volume and timing of collections from customers and payments to vendors, as well as higher personnel-related costs.
Investing activities
During the three months ended March 31, 2026, net cash provided by investing activities was $8.6 million, a decrease of $2.1 million compared to the three months ended March 31, 2025. Higher investment maturities in the prior-year period coupled with an increase in investment purchases in the current period contributed to the reduction in cash provided by investing activities.

Financing activities
During the three months ended March 31, 2026, net cash provided by financing activities was $0.2 million, a decrease of $0.1 million compared to the three months ended March 31, 2025. The primary driver of this decrease was reduced stock option exercises in the current period.
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
Our significant accounting policies are described in more detail in Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K, other than as disclosed in Note 2 — Summary of Significant Accounting Policies — to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of March 31, 2026, we had cash, cash equivalents and short-term investments of $23.2 million, which consisted of cash, money market funds, U.S. treasury bills, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. Fluctuations in interest rates may also affect our business through its impact on the broader macroeconomic environment, potentially manifesting as decreased demand for our products and services from customers who may face economic uncertainty.
Foreign currency exchange risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation risk

While we have experienced some impact from inflation related mainly to our materials, labor and freight costs, we have been able to mitigate further impacts, including through long-term contracts and commitments with key suppliers. In addition, we continue to monitor the impact of inflation on these costs and seek to minimize its effects through productivity improvements and cost reductions. As a result, we currently do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, the imposition of tariffs by the U.S. and other trading nations, as well as supply chain disruptions as a result of geopolitical events that increase energy costs and the price of products derived from petroleum, may have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. As a result, due to these and other macroeconomic factors, we have and may continue to experience inflationary pressures on significant cost categories including labor, materials and freight. If our costs were to become subject to significant incremental inflationary pressures, we may not be able to meaningfully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Form 10-K").
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve and maintain positive cash flow and profitability.

We have incurred significant losses since our inception. For the three months ended March 31, 2026, we incurred net losses of $14.3 million. As of March 31, 2026, we had an accumulated deficit of $536.7 million. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our positive cash flow goal is based on our expectations of business growth that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Attaining our cash flow goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, while we have experienced positive trends in our gross margin percentage, expansion in future periods may not be linear and may be subject to variability from period to period. In that regards, our gross margin percentage improved from (0.4)% for the 12 months ended December 31, 2024 to 3.1% for the 12 months ended December 31, 2025, while quarterly gross margin percentage declined from 5.6% for the three months ended March 31, 2025, to 4.6% for the three months ended March 31, 2026. Additionally, revenue growth and operating expenses may also be subject to variability from period to period. For instance, we announced the receipt of large, multi-system customer orders from Amgen and Samsung Biologics that contributed to our results for the quarters ended December 31, 2025 and March 31, 2026, respectively. Additionally, the timing of consumables, validations and service revenue is variable. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
In August 2025, we entered into a Loan and Security Agreement (the "LSA"), with the lenders party thereto, or the Lenders, and Trinity Capital Inc., as administrative agent and collateral agent (the "Agent"). The LSA provides for up to $45.0 million of senior secured term loans (the "Term Loan"), available to us in multiple tranches. The availability of future tranches is subject to certain commercial and operational milestones and other conditions set forth in the LSA and, therefore, there can be no guarantee that we will be able to access any future tranches. The Term Loan will mature on September 1, 2030. Our obligations under the LSA are secured, subject to customary exceptions, by a security interest in all of our tangible and intangible assets, including our intellectual property.
The LSA contains customary covenants that could prevent us from taking certain actions without the consent of the Lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. For additional information see Note 9 — Notes payable, net to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments of $22.9 million as of March 31, 2026, plus additional borrowing capacity expected to become available under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions later this year, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may finance our cash needs through a combination of equity offerings and additional debt financings or other sources. We do not currently have any committed external source of funds that are not subject to conditions to access. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
We have limited experience in marketing and selling our products and we currently rely on a small team to make direct sales in countries around the world. There are significant risks involved with relying on our own marketing and sales capabilities, including our ability to design and execute effective sales processes, generate and convert sufficient sales opportunities into new customers and place additional systems with existing customers. We have recently expanded our sales organization and implemented measures designed to improve the effectiveness of our sales force, but there can be no assurance that those efforts will translate into improved commercial outcomes.
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
We sell our products in industries that are characterized by significant enhancements and evolving industry standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our products and services may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or decide to revert to the traditional MQC testing method. Although we believe customers in our markets display a significant amount of loyalty to their supplier of a particular product, we also believe that because of the initial time investment required by many of our customers to reach a purchasing decision for a new product, it may be difficult to regain that customer once the customer migrates away from using our solutions to that of a competitor. Without the timely introduction of new products, services and enhancements, our offerings will likely become less competitive over time, thus harming our competitive position. In some instances, specific circumstances of particular customer(s) may require us to innovate on our products to meet those needs, and failure to do so may hinder our ability to sell our solutions to or maintain our relationships with those customer(s). Accordingly, we focus significant efforts and resources on the development and identification of new technologies, products and markets to further broaden our offerings. For example, our Growth Direct platform relies on machine learning to train its vision algorithms for the detection of microbial growth, a technological field that is undergoing immense and rapid innovation. If we are unable to capitalize on this innovation and effectively use and deploy AI and machine learning technologies and integrate them into our existing and future product offerings and services, the competitiveness of our platform in our marketplace could be undermined. To the extent we fail to timely introduce new and innovative products or services, adequately predict our customers’ needs or fail to achieve market acceptance, our business may suffer and our operating results could be adversely affected.
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
Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our laboratory information management system ("LIMS") connection and other software. There could be undetected errors or defects despite our rigorous testing of our platform and its components, and the Growth Direct platform may otherwise not meet the expectations of our customers. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs, such as those associated with repairs, replacements or reacquisitions of our systems. If such challenges occur, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced or reacquired Growth Direct systems under warranty. In addition, we have undertaken, and in the future may undertake, goodwill and customer satisfaction initiatives that involve the shipping of additional or replacement deliveries of our products, such as consumables, at no charge to customers. All of the foregoing adversely impact our gross margins and have required, and may in the future require, the expenditure of resources. Our failure to prevent or adequately address any of foregoing risks could have a material adverse effect on our business, operating results and financial condition.
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

For example, in January 2025, we announced that Lonza successfully integrated our Growth Direct system with its MODA-EM module to combine paperless processes with automated microbial enumeration for pharmaceutical quality control, as discussed further under Item 1. Business – Integration with MODA® Platform in our Annual Report on Form 10-K. There can be no assurance that the benefits observed by Lonza will be replicated in the experiences of other customers, or that such benefits, even if achieved by other customers, will drive further market adoption of our platform. In addition, as a large, multinational manufacturing company, Lonza may seek similar collaboration opportunities to integrate other technologies and platforms, including those of our competitors. As a result, despite the current integration of our Growth Direct system with Lonza’s MODA-EM module, we may not experience increased sales of our products.

In addition, in February 2025, we entered into a Distribution and Collaboration Agreement (the "Distribution Agreement") with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma, pursuant to which we granted our collaborator the co-exclusive right to distribute certain of our products, as discussed further under Item 1. Business – Distribution and Collaboration Agreement with Millipore S.A.S. in our Annual Report on Form 10-K. Our ability to generate sales and product revenue under this agreement is dependent on the performance and cooperation of our distributor. Our distributor may not meet its obligations, including with respect to its initial purchase commitments, experience financial difficulties, undergo adverse changes in its business or shift its focus away from selling our products. Furthermore, during the term of the agreement, we are prohibited from engaging other third parties to sell our products so long as a purchase commitment by the distributor is in place. There can be no assurance that our distributor will make additional commitments to purchase our products. The interests of our distributor may diverge from ours, and disagreements over key decisions or strategies could lead to conflict, impaired collaboration or the dissolution of the collaboration. We may not successfully manage channel conflicts with our distributor and our selling efforts to certain customers may overlap with those of our distributor, which may lead to disputes over which party should receive credit for a given sale or which party should manage the customer relationships that are created or deepened during the course of the collaboration. Our distributor is headquartered in France and, as a subsidiary of a large, multinational science and technology company, may have different corporate cultures, operational procedures and business practices, all of which can be challenging to manage. In engaging in its selling and marketing efforts, our distributor may place substantial and time-sensitive demands on the attention and resources of our employees and management, including those related to answering questions and fielding requests from its sales force and otherwise assisting our distributor with its commercial activities in respect of our products, all of which may divert the focus of our personnel.

Our distribution arrangement includes tier-based transfer pricing on the covered products, which may adversely impact the margins that we achieve on sales of our products. If our distributor achieves commercial traction with our products, we may become reliant on our distributor through increased sales to customers. In addition, as both parties begin to perform under the services agreement that we recently entered into with our distributor, we may become dependent on this distributor in engaging us to provide our services to certain customers to whom the distributor has the primary responsibility to sell and distribute those services. Similarly, if we enter into a supply agreement as contemplated by our Distribution Agreement, we may become dependent on the distributor as part of our effort to lower the costs of our products. In that event, we may suffer significant and adverse consequences to our business operations, sales, revenue, product margins and customer experience in the event our collaboration is terminated.

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
In connection with the foregoing activities, we establish an accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in establishing these reserves, which includes determining the expected product warranty costs using estimated material, labor and other costs, as well as the expected volume of repairs or replacements that we may make. While we believe that historical experience provides a reliable basis for estimating such costs, unforeseen quality issues or component failure rates could cause actual costs to exceed such estimates. As of March 31, 2026, we had $0.9 million reserved for warranty costs. The amounts that we accrue for estimated warranty expenses adversely impact our gross margins. Our warranty activity could have a material adverse effect on our business, financial condition and results of operations.
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
•natural disasters, the severity and frequency of which may be amplified by global climate change, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks, including severe penalties such as criminal and civil penalties, disgorgement and other remedial measures, that relate to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anti-corruption laws in other jurisdictions.
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
In operating our business, we may experience inflationary pressures on significant cost categories including labor, materials and freight. An inflationary environment, including factors such as tight labor markets and increasing freight and materials prices, could make it more costly for us to do business. In order to meet the compensation expectations of our prospective and current employees due to inflationary factors, we may be required to increase our labor costs, including wages and employee benefits, or risk losing skilled workers to competitors. In addition, disruptions to international logistics and to the supply and cost of fuel resulting from recent conflicts in the Middle East also can contribute to changes in global shipping capacity and demand as well as the cost of raw materials and commodities such as oil (including derivative products including fuel and plastics), all of which could negatively impact our business. If we see additional pressure on our labor, materials and freight costs, we could see negative effects on our results of operations (including product costs), cash flows and overall financial condition.
Global economic and political instability and geopolitical events could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by a number of macroeconomic events. These include unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of severe or prolonged economic downturn and geopolitical events, changes in U.S. federal policy that affect the geopolitical landscape and the shutdown of the federal government.

In this regard, an unstable, weak or declining economy could result in supply chain disruptions, volatile demand for our products, abrupt changes in our customers’ buying patterns, limitations on our customers’ access to financial resources and ability to satisfy obligations to us, or other adverse impacts to our ability to place our Growth Direct systems. The global credit and financial markets have also generally experienced severe volatility and disruptions. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including preventing us from raising additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.

Political conditions include changes to policy implemented by the U.S. Congress and presidential administrations, which have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas.

Geopolitical factors, such as international tensions and military conflicts, including the conflict in the Middle East involving the U.S., Iran, Israel and several Gulf States, could adversely affect our business and/or our supply chain, business partners or customers. In the event geopolitical tensions fail to abate or deteriorate further, additional governmental sanctions may be enacted adversely impacting the global economy, its banking and monetary systems, markets or customers for our products. Such political tensions could also reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

In particular, we may be vulnerable to certain inflationary effects stemming from these macroeconomic events. For example, a number of jurisdictions have imposed, and have threatened to increase, tariffs on goods shipped to and from the U.S. and other trading nations. Similarly, the conflict in the Middle East has disrupted and may continue to disrupt global supply chains, resulting in higher energy costs and prices of products derived from petroleum. As a result, these events may have an inflationary effect on the prices of goods and services, including those that we utilize in the production of our products and delivery of our services. If we are unable to manage such inflationary pressures, such as by passing along price increases to our customers or reduce product costs or operating expenses in other areas of our business, our gross margins, cash position and other elements of our results of operations may suffer.

Finally, a government shutdown could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.
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
Based on the number of shares of Class A common stock outstanding as of March 31, 2026, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
Our ability to use our net operating losses ("NOLs") and research and development tax credits to offset future taxable income or income tax liabilities is subject to certain limitations.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership by one or more stockholders or groups of stockholders owning at least 5% of the corporation’s stock over a rolling three-year period, is subject to limitations on its ability to utilize its pre-ownership change NOLs and tax credits to offset future taxable income or income tax liabilities for U.S. federal income tax purposes. Similar rules may apply under state tax laws. Our company has completed a Section 382 study through July 31, 2020 to assess the limitations on use of NOLs and research and development credits due to changes in control. The study determined that ownership changes materially limited the NOL carryforwards and research and development tax credits available to offset future tax liabilities and the limitations have been reflected in the amounts of NOL carryforwards, research and development tax credits, and deferred tax assets disclosed above. We have not completed a Section 382 study for post July 31, 2020 transactions which could create an additional limitation although materially all of the current federal NOL carryforwards can be carried forward indefinitely. We have in the past experienced, and we may in the future experience ownership changes, some of which are outside our control. For these reasons, we are not able to utilize a material portion of the NOLs and tax credits even if we attain profitability. For additional information on our use of NOLs, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of results of operations—Income tax expense” and Note 12—Income taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Director and Officer Trading Plans and Arrangements
On March 16, 2026, Robert Spignesi, President, Chief Executive Officer and Director, terminated a 10b5-1 trading plan that he entered into on December 17, 2025 (the “Prior Spignesi 10b5-1 Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and provided for the potential exercise of expiring vested stock options and the associated sale of up to 250,000 shares of our Class A common stock.

On March 17, 2026, Robert Spignesi, President, Chief Executive Officer and Director, adopted a new 10b5-1 trading plan (the “Spignesi 10b5-1 Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of expiring vested stock options and the associated sale of up to 398,230 shares of our Class A common stock. The Spignesi 10b5-1 Trading Plan will remain in effect until the earlier of (1) September 30, 2026, (2) the date on which all trades set forth in the Spignesi 10b5-1 Trading Plan have been executed, or (3) such time as the Spignesi 10b5-1 Trading Plan is otherwise terminated according to its terms.
None of our other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

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
10.1†
Consulting Services and Separation Agreement, dated as of March 26, 2026, between the Registrant and John Wilson (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No.001-40952) filed on March 27, 2026)

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

Date: May 15, 2026

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President, Chief Executive Officer and Principal Operating Officer
(Principal Executive Officer and Principal Operating Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)