Form 10-Q
period 2026-06-30
RAPID MICRO BIOSYSTEMS, INC.
filed 2026-08-07
CIK 1380106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 45,660,027 shares of the registrant’s Class A common stock, par value $0.01, outstanding.
As of July 31, 2026, there were 4,499,529 shares of the registrant’s Class B common stock, par value $0.01, outstanding.

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
•our expectations regarding future results of operations and financial position, including our expectations regarding revenue, gross margin, gross margin percentage, operating expenses and our ability to achieve positive cash flow;
•our progress towards our goal to achieve positive cash flow, our plans and efforts to reduce our use of cash for operating and investing activities, including our recently-announced cost reduction effort, our plans and efforts to increase productivity and efficiency and to pursue growth opportunities and the assumptions underlying such goal;
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
•our expectations regarding our ability to maintain and expand our customer base for our Growth Direct platform and systems, including expectations for customer adoption of new applications for our Growth Direct system;
•the expected effectiveness of our sales force and our sales processes;
•anticipated trends and growth rates in our business and in the markets in which we operate;
•our research and development plans, activities and prospective new features, products and product approvals;
•our ability to anticipate market needs and successfully develop and launch new and enhanced solutions to meet those needs, including prospective products;
•our expectations regarding our ability to hire and retain necessary qualified employees to grow our business and expand our operations;
•our expectations regarding the potential impact of inflation and fluctuations in interest rates on our business and operating costs;
•our ability to remain in compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
•our expectations regarding the potential impact of ongoing conditions in the financial markets and banking system on our operations and financial results; and
•our ability to adequately protect our intellectual property.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Our business relies heavily on establishing and maintaining our position in the market as a leading provider of automated microbial quality control (“MQC”) testing;
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
•Our cost reduction effort may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business;
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

•Future sales and issuances of our Class A common stock, including through our ATM facility, or rights to purchase Class A common stock, including pursuant to our equity incentive plans, or upon the exercise of outstanding warrants, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated balance sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,687	$20,030
Short-term investments	5,079	18,266
Accounts receivable	5,515	3,134
Inventory, net	18,918	17,593
Prepaid expenses and other current assets	2,063	2,145
Total current assets	46,262	61,168
Property and equipment, net	8,161	8,972
Right-of-use assets	3,565	4,109
Other long-term assets	178	319
Restricted cash	284	284
Total assets	58,450	74,852

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,177	$4,139
Accrued expenses and other current liabilities	6,123	8,316
Deferred revenue	5,508	4,734
Lease liabilities, short-term	1,342	1,298
Total current liabilities	18,150	18,487
Notes payable, net	19,139	18,902
Warrant liability	68	186
Lease liabilities, long-term	2,997	3,674
Other long-term liabilities	348	397
Total liabilities	40,702	41,646
Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, $0.01 par value; 210,000,000 shares authorized at June 30, 2026 and December 31, 2025; 45,466,105 shares and 39,970,946 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	455	400
Class B common stock, $0.01 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 4,499,529 shares issued and outstanding at June 30, 2026 and December 31, 2025	45	45
Preferred stock, $0.01 par value: 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	566,844	555,147
Accumulated deficit	(549,595)	(522,397)
Accumulated other comprehensive (loss) income	(1)	11
Total stockholders’ equity	17,748	33,206
Total liabilities and stockholders’ equity	$58,450	$74,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$5,286	$4,802	$10,864	$8,903
Service revenue	2,768	2,460	5,192	5,564
Total revenue	8,054	7,262	16,056	14,467
Cost of revenue:
Cost of product revenue	5,434	5,315	11,459	10,344
Cost of service revenue	1,408	1,672	3,014	3,444
Total cost of revenue	6,842	6,987	14,473	13,788
Gross margin	1,212	275	1,583	679
Operating expenses:
Research and development	3,332	3,230	6,691	6,854
Sales and marketing	3,436	3,114	6,858	5,865
General and administrative	6,766	6,079	14,208	11,769
Total operating expenses	13,534	12,423	27,757	24,488
Loss from operations	(12,322)	(12,148)	(26,174)	(23,809)
Other income (expense):
Interest income	140	351	396	817
Interest expense	(646)	(12)	(1,285)	(24)
Other expense, net	(50)	(38)	(82)	(87)
Total other income (expense), net	(556)	301	(971)	706
Loss before income taxes	(12,878)	(11,847)	(27,145)	(23,103)
Income tax expense	45	11	53	18
Net loss	$(12,923)	$(11,858)	$(27,198)	$(23,121)
Net loss per share — basic and diluted	$(0.27)	$(0.27)	$(0.58)	$(0.52)
Weighted average common shares outstanding — basic and diluted	48,346,663	44,648,602	47,008,322	44,321,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of comprehensive loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(12,923)	$(11,858)	$(27,198)	$(23,121)
Other comprehensive loss:
Unrealized loss on investments	—	(15)	(12)	(41)
Comprehensive loss	$(12,923)	$(11,873)	$(27,210)	$(23,162)
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of stockholders’ equity
(Unaudited)
(In thousands, except share amounts)

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	39,970,946	$400	4,499,529	$45	$555,147	$(522,397)	$11	$33,206
Vesting of restricted stock units	514,722	5	—	—	(5)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	102,368	1	—	—	115	—	—	116
Issuance of Class A common stock under ESPP	58,182	1	—	—	139	—	—	140
Net exercise of warrant to purchase Class A common stock	621,293	6	—	—	(6)	—	—	—
Stock-based compensation expense	—	—	—	—	1,223	—	—	1,223
Net loss	—	—	—	—	—	(14,275)	—	(14,275)
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)
Balances at March 31, 2026	41,267,511	$413	4,499,529	$45	$556,613	$(536,672)	$(1)	$20,398
Vesting of restricted stock units	489,619	5	—	—	(5)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	56,368	1	—	—	66	—	—	67
Stock-based compensation expense	—	—	—	—	1,321	—	—	1,321
Issuance of Class A common stock pursuant to Underwritten and D&O Offerings to related parties, net of issuance costs	3,652,607	36	—	—	3,967	—	—	4,003
Warrants to purchase common stock to related parties, net of issuance costs	—	—	—	—	4,882	—	—	4,882
Net loss	—	—	—	—	—	(12,923)	—	(12,923)
Balances at June 30, 2026	45,466,105	$455	4,499,529	$45	$566,844	$(549,595)	$(1)	$17,748

	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	37,729,242	$377	5,309,529	$53	$550,157	$(475,274)	$39	$75,352
Issuance of Class A common stock under ESPP	127,335	1	—	—	89	—	—	90
Vesting of restricted stock units	251,707	3	—	—	(3)	—	—	—
Issuance of Class A common stock upon exercise of common stock options	273,385	3	—	—	293	—	—	296
Stock-based compensation expense	—	—	—	—	1,042	—	—	1,042
Conversion of Class B common stock to Class A common stock	810,000	8	(810,000)	(8)	—	—	—	—
Net loss	—	—	—	—	—	(11,263)	—	(11,263)
Other comprehensive loss	—	—	—	—	—	—	(26)	(26)
Balances at March 31, 2025	39,191,669	$392	4,499,529	$45	$551,578	$(486,537)	$13	$65,491
Vesting of restricted stock units	415,381	4	—	—	(4)	—	—	—
Tax withholding on settlement of restricted stock units	(158,908)	(2)	—	—	(416)	—	—	(418)
Issuance of Class A common stock upon exercise of common stock options	112,297	1	—	—	126	—	—	127
Stock-based compensation expense	—	—	—	—	1,218	—	—	1,218
Net loss	—	—	—	—	—	(11,858)	—	(11,858)
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balances at June 30, 2025	39,560,439	$395	4,499,529	$45	$552,502	$(498,395)	$(2)	$54,545
The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,198)	$(23,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,380	1,658
Amortization of debt discount and issuance costs	171	—
Stock-based compensation expense	2,544	2,260
Provision for excess and obsolete inventory	10	441
Non-cash lease expense	609	609
Gain on revaluation of warrant liability	(118)	—
Accretion on investments	187	149
Other	115	36
Changes in operating assets and liabilities:
Accounts receivable	(2,381)	1,471
Inventory	(1,688)	(1,119)
Prepaid expenses and other current assets	82	182
Other long-term assets	3	—
Accounts payable	938	800
Accrued expenses and other current liabilities	(3,187)	(1,668)
Deferred revenue	773	(463)
Net cash used in operating activities	(27,760)	(18,765)

Cash flows from investing activities:
Purchases of property and equipment	(171)	(685)
Purchases of investments	(5,020)	(2,290)
Sales of investments	5,008	—
Maturity of investments	13,000	23,000
Net cash provided by investing activities	12,817	20,025
Cash flows from financing activities:
Proceeds from issuance of Class A common stock - stock option exercise	183	423
Proceeds from issuance of Class A common stock - employee stock purchase plan	140	90
Tax withholding on settlement of restricted stock units	—	(418)
Proceeds from related parties in underwritten and D&O offerings, net of underwriting discounts	9,395	—
Payments of third-party offering costs	(100)	—
Payments on finance lease obligations	(18)	(14)
Net cash provided by financing activities	9,600	81
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,343)	1,341
Cash, cash equivalents and restricted cash at beginning of period	20,314	17,276
Cash, cash equivalents and restricted cash at end of period	$14,971	$18,617

RAPID MICRO BIOSYSTEMS, INC.
Condensed consolidated statements of cash flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$1,118	$24
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$—	$75
Supplemental disclosure of non-cash financing activities
Offering costs included in accounts payable and accrued expenses	$409	$—
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.
Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
Liquidity
The Company has incurred recurring losses and net cash outflows from operations since its inception. The Company expects to continue to generate operating losses in the near to medium term. To date, the Company has funded operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, proceeds from the Company’s initial public offering (“IPO”), proceeds from registered offerings, and proceeds from the Company’s at-the-market facility.
On August 8, 2025, the Company entered into a Loan and Security Agreement (“LSA”) with Trinity Capital Inc. and the other lenders party thereto and Trinity Capital Inc., as administrative agent and collateral agent, with an aggregate principal amount of $45.0 million, with $20.0 million drawn on the first tranche and up to an additional $20.0 million in the aggregate, across two equal tranches, available if certain commercial and operational milestones are met, and up to an additional $5.0 million at the lenders’ sole discretion.

On May 20, 2026, as described in Note 10 - Common stock and common stock warrants, the Company sold shares of Class A common stock pursuant to an Underwriting Agreement, resulting in proceeds of $8.8 million, net of underwriting discounts and estimated third-party fees. Concurrent with the Underwriting Agreement, the Company also sold shares of

Class A common stock pursuant to a Securities Purchase Agreement with certain of the Company’s directors and officers, resulting in proceeds of $0.1 million.

The Company expects that its existing cash, cash equivalents and investments and additional borrowing capacity expected to become available under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months following the date these consolidated financial statements were issued. Access to the first additional tranche under the LSA is expected in January 2027 after initial satisfaction of certain revenue and gross margin metrics in the six months ending December 31, 2026.

If the Company’s expectations and underlying assumptions of business performance, including revenue growth, gross margin improvement, and control of operating costs, are not realized, the Company may need to reduce spending or raise additional funding which could be through equity offerings, additional debt financings or a combination thereof. If the Company is unable to raise capital as, if and when, needed, or cannot draw down the first additional tranche of the LSA, the Company may have to significantly delay, scale back or discontinue its expansion plans including further development and commercialization efforts of one or more of its products.
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
There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2026, as compared to those disclosed in Note 2 of the audited consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable balance at each respective balance sheet date. The following table presents customers that represented 10% or more of the Company’s total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	12.0%	11.5%	12.0%	14.4%
Customer B	*	11.2%	*	11.7%
Customer C	12.6%	*	*	*
	24.6%	22.7%	12.0%	26.1%
____________________________
*Represented less than 10%

The following table presents customers that represented 10% or more of the Company’s accounts receivable:

	June 30,	December 31,
	2026	2025
Customer C	28.0%	16.3%
Customer D	*	11.4%
Customer E	*	10.8%
Customer F	11.0%	*
	39.0%	38.5%
____________________________
*Represented less than 10%
The Company relies on third parties for the supply and manufacture of certain components of its products as well as third-party logistics providers. There were no significant concentrations around a single third-party supplier, manufacturer, or logistics provider for the six months ended June 30, 2026 or 2025.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents that are readily convertible to cash are stated at cost, which approximates fair value. At June 30, 2026 and December 31, 2025, the Company held cash of $0.3 million and $0.1 million in banks located outside of the United States, respectively.
Restricted cash
As of June 30, 2026 and December 31, 2025, the Company was required to maintain guaranteed investment certificates of $0.3 million with maturities of three months to one year that are subject to an insignificant risk of changes in value. The guaranteed investment certificates are held for the benefit of the landlord in connection with operating leases which have remaining terms of greater than one year and are classified as restricted cash (non-current) on the Company’s condensed consolidated balance sheets.
Accounts receivable
Accounts receivable are customer obligations that are unconditional. Accounts receivable are presented net of an allowance for doubtful accounts for expected credit losses, which represents an estimate of amounts that may not be collectible. The Company performs ongoing credit evaluations of its customers and, if necessary, provides an allowance for doubtful accounts and expected credit losses. A provision to the allowance for doubtful accounts for expected credit losses is recorded based on factors including the length of time the receivables are past due, the current business environment, the geographic market, and the Company’s historical experience. Provisions to the allowance for doubtful accounts for expected credit losses are recorded to general and administrative expenses in the condensed consolidated statements of operations. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to customers. As of June 30, 2026 and December 31, 2025, the allowance for doubtful accounts for expected credit losses was zero.
Software development costs
The Company accounts for software development costs for internal-use software under the provisions of ASC 350-40, “Internal-Use Software” (“ASC 350”). Accordingly, certain costs to develop internal-use computer software are capitalized, provided these costs are expected to be recoverable. Internal-use software is amortized on a straight-line basis over its estimated useful life. For each of the three months ended June 30, 2026 and 2025, there was less than $0.1 million of amortization expense related to capitalized software development costs recorded in the condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, there was less than $0.1 million and $0.2 million of amortization expense, respectively, related to capitalized software development costs recorded in the condensed consolidated statements of operations.

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
Common stock warrants
The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as equity are initially measured at fair value using the Black-Scholes-Merton (“Black Scholes”) option pricing model using various inputs, including Company estimates of expected stock price volatility, term, risk-free rate and future dividends, on the issuance date and are not subsequently remeasured.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$916	$520	$889	$520
Warranty provisions	—	—	27	—
Changes in warranty estimates	(97)	—	(97)	—
Warranty claims	(660)	(85)	(660)	(85)
Balance, end of the period	$159	$435	$159	$435
Segment information
The Company determined its operating segment after considering the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer. The CODM reviews the financial information on a consolidated basis, specifically net loss on the condensed consolidated statement of operations, for purposes of evaluating financial performance and allocating resources. The CODM reviews all functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, interest expense, other expense, and provision for income taxes. These line items are reflected in the condensed consolidated statement of operations. The chief operating decision maker considers budget-to-actual variances on a monthly basis for the profit measure when making decisions about allocating capital and personnel to the segment. On the basis of these factors, the Company determined that it operates and manages its business as one operating segment, that develops, manufactures, markets and sells Systems and related LIMS connection and other software, consumables and services; and accordingly has one reportable segment for financial reporting purposes. The measure of the segment’s assets is reported on the balance sheet as total consolidated assets. Substantially all of the Company’s long-lived assets are held in the United States.
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
Contract balances from contracts with customers
Contract assets arise from customer arrangements when revenue recognized exceeds the amount billed to the customer and the Company’s right to payment is conditional and not only subject to the passage of time. The Company had less than $0.1 million and $0.1 million in contract assets included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. These balances relate to unbilled amounts with customers.
Contract liabilities represent the Company’s obligation to transfer goods or services to a customer for which it has received consideration (or the amount is due) from the customer. The Company has a contract liability related to service revenue, which consists of amounts that have been invoiced but that have not been recognized as revenue. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue and amounts expected to be recognized as revenue beyond 12 months of the balance sheet date are classified as non-current deferred revenue. The Company did not record any non-current deferred revenue as of June 30, 2026 or December 31, 2025. Deferred revenue was $5.5 million and $4.7 million at June 30, 2026 and December 31, 2025, respectively. Revenue recognized during the three months ended June 30, 2026 and 2025 that was included in deferred revenue at the prior period-end was $0.9 million and $1.1 million, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in deferred revenue at the prior period-end was $2.5 million and $3.2 million, respectively.
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
The following table presents the Company’s revenue by the recurring or non-recurring nature of the revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product and service revenue — recurring	$5,049	$4,419	$10,117	$8,388
Product and service revenue — non-recurring	3,005	2,843	5,939	6,079
Total revenue	$8,054	$7,262	$16,056	$14,467
The following table presents the Company’s revenue by customer geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$3,014	$2,363	$5,485	$4,389
Switzerland	1,365	1,637	2,732	3,117
Japan	1,015	296	1,432	1,421
Germany	892	2,005	1,781	3,314
South Korea	693	109	1,971	161
All other countries	1,075	852	2,655	2,065
Total revenue	$8,054	$7,262	$16,056	$14,467
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the condensed consolidated statements of operations. Advertising costs were less than $0.1 million during each of the three months ended June 30, 2026 and 2025. Advertising costs were $0.1 million and less than $0.1 million during the six months ended June 30, 2026 and 2025, respectively.

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
Recently adopted accounting pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted this guidance prospectively effective January 1, 2026, and elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of this ASU had no material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recently issued accounting pronouncements
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the newer revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires that public businesses provide more detailed disclosures about specific natural expense categories within their footnotes. The primary objective is to enhance transparency and provide investors with a clearer understanding of an entity’s cost structure. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is in the process of evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
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

	Fair value measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,350	$—	$—	$8,350
Short-term investments	5,079	—	—	5,079
	$13,429	$—	$—	$13,429
Liabilities
Warrant liability	$—	$—	$68	$68
	$—	$—	$68	$68

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,132	$—	$—	$12,132
Short-term investments	18,266	—	—	18,266
	$30,398	$—	$—	$30,398
Liabilities
Warrant liability	$—	$—	$186	$186
	$—	$—	$186	$186
Level 3 liability valuations are based on unobservable inputs, which reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. During the three and six months ended June 30, 2026 and 2025, there were no transfers in or out of Level 3.
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
Valuation of warrant liability
The fair value of the warrant liability associated with the future tranches of the LSA borrowing at June 30, 2026 was determined using the Black-Scholes option pricing model. This represents a Level 3 measurement within the fair value hierarchy. The key inputs for the Black-Scholes valuation model were as follows:

	June 30,	December 31,
	2026	2025
Exercise price	$3.35	$3.35
Stock price	$1.73	$2.90
Expected volatility	41.5%	40.1%
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.2%	3.7%
Expected dividend yield	0%	0%
Change in fair value of Level 3 liabilities
The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis as of June 30, 2026:

Warrant liability
Balance at December 31, 2025	$186
Net gain in revaluation of warrant liability	(118)
Balance at June 30, 2026	$68
The change in fair value of the warrant liability is recognized in the other expense, net line of the condensed consolidated statements of operations.
4. Investments
Short-term investments by investment type consisted of the following (in thousands):

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$5,080	$—	$(1)	$5,079
	$5,080	$—	$(1)	$5,079

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments
U.S. Government Treasury Notes	$18,255	$11	$—	$18,266
	$18,255	$11	$—	$18,266

5. Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$12,451	$11,830
Work in process	1,623	884
Finished goods	4,844	4,879
Total	$18,918	$17,593
Raw materials, work in process and finished goods were net of adjustments to realizable value of $0.6 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.
6. Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$103	$329
Contract assets	16	144
Deposits	733	433
Deferred offering costs	505	505
Other	706	734
	$2,063	$2,145
7. Property and equipment, net
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Manufacturing and laboratory equipment	$15,826	$15,356
Computer hardware and software	1,934	1,911
Office furniture and fixtures	682	682
Leasehold improvements	9,447	9,447
Construction-in-process	890	872
	28,779	28,268
Less: Accumulated depreciation	(20,618)	(19,296)
	$8,161	$8,972

Depreciation and amortization expense related to property and equipment was $0.7 million for each of the three months ended June 30, 2026 and 2025 and was $1.4 million for each of the six months ended June 30, 2026 and 2025.

8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits expense	$3,410	$4,796
Accrued vendor expenses	2,357	2,336
Accrued warranty expense	159	889
Accrued taxes	147	269
Other	50	26
	$6,123	$8,316
9. Notes payable, net
Notes payable, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Term Loan	$20,000	$20,000
Unamortized debt related warrant liability	(264)	(291)
Unamortized debt issuance costs	(731)	(807)
Accretion of end of term fee	134	—
Total notes payable, net	$19,139	$18,902

Term loan agreements
Loan and Security Agreement

On August 8, 2025 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “LSA”) with Trinity Capital Inc. and the other lenders party thereto (collectively, the “Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent (the “Agent”).

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

In connection with the drawdown of any Tranche, the Company is required to issue to the Lenders warrants to purchase shares of the Company’s Class A common stock. The exercise price (“Exercise Price”) for each warrant shall be equal to the lower of (a) the volume-weighted average price of the Class A common stock over the ten days prior to the drawdown and (b) the closing price of the Class A common stock on the day immediately prior to the drawdown. The number of shares of Class A common stock for which each warrant is exercisable is equal to 3.0% of the drawn down amount of the applicable Tranche, divided by the Exercise Price. Each warrant shall have a term of ten years from the date of issuance and shall permit cashless exercise, all in accordance with its terms. In connection with the drawdown of the First Tranche, the Company issued warrants to purchase up to an aggregate of 179,104 shares of Class A common stock, with an Exercise Price of $3.35 per share. As it relates to the warrants issued for the First Tranche, the Company concluded they meet the requirements for equity classification given the exercise price and number of shares are fixed. As it relates to the subsequent Second and Third tranche, given the strike price is a floating strike price which will not be set until drawn, the Company concluded they should be accounted for as liabilities until drawn.

All Tranches will mature on September 1, 2030 (the “Maturity Date”), unless earlier accelerated under the terms of the LSA. At maturity, the Company is required to repay the then-outstanding principal amount, together with any accrued and unpaid interest thereon and any other obligations outstanding under the LSA. In addition, at maturity or early termination of the LSA, including acceleration of the loans, the Company is required to pay the Lenders an additional 4.0% of the amounts drawn down by the Company under the LSA (the “End of Term Payment”).

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

As of June 30, 2026, there was $20 million outstanding under the LSA and unamortized debt issuance costs of $0.7 million.

The interest rate was 11.0% at June 30, 2026. During the three months ended June 30, 2026, the Company recognized $0.6 million of interest expense, including less than $0.1 million of amortization of debt issuance costs. During the six months ended June 30, 2026, the Company recognized interest expense of $1.3 million, including less than $0.1 million of amortization of debt issuance costs.

Future debt principal payments under the LSA as of June 30, 2026, excluding the $0.8 million end of term fee, are due as follows (in thousands):

Year Ending December 31,
2026	$—
2027	—
2028	3,024
2029	9,795
2030	7,181
Total principal payments	$20,000
10. Common stock and common stock warrants
As of both June 30, 2026 and December 31, 2025, the Company’s restated certificate of incorporation authorized the issuance of $0.01 par value Class A and Class B common stock. Each share of Class A common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B common stock is non-voting. Class A and Class B common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of Preferred Stock. As of June 30, 2026, no cash dividends had been declared or paid.
On December 15, 2023, the Company entered into an ATM Agreement with Cowen, pursuant to which the Company may issue and sell shares of its Class A common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen, acting as sales agent and/or principal. The prospectus filed by the Company related to the ATM Agreement permits the issuance and sale of up to $10 million of shares of Class A common stock from time to time. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds from any sales of shares of its Class A common stock under this facility. During the year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the three and six months ended June 30, 2026, we did not issue or sell any shares of our Class A common stock under this facility.
On May 20, 2026, the Company closed the Underwritten Offering and sold (i) 3,581,000 shares of Class A common stock with accompanying Series A Warrants to purchase an aggregate of 3,581,000 shares of Class A common stock and Series B Warrants to purchase an aggregate of 3,581,000 shares of Class A common stock, and (ii) Pre-Funded Warrants to purchase up to 1,463,000 shares of Class A common stock at an exercise price of $0.01, with accompanying Series A Warrants to purchase up to 1,463,000 shares of Class A common stock at an exercise price of $1.955 per share, and Series B Warrants to purchase up to 1,463,000 shares of Class A common stock at an exercise price of $2.340 per share, in exchange for net proceeds received of $8.8 million. Proceeds received were net of $0.5 million in estimated third-party fees and $0.6 million in underwriting discounts. The participants in the Underwritten Offering are related parties that include investors who are significant owners in the Company.

On May 29, 2026, the Company closed the D&O Offering and sold an additional 71,607 shares of Class A common stock and accompanying Series A Warrants to purchase an aggregate of 71,607 shares of Class A common stock with an exercise price of $1.955 per share and Series B Warrants to purchase an aggregate of 71,607 shares of Class A common stock with an exercise price of $2.340 per share to various of the Company’s officers and directors in exchange for proceeds of $0.1 million. The participants in the D&O Offering are related parties that include members of management and the board of directors of the Company.

In lieu of exercising warrants from the underwritten and registered direct offerings for Class A common stock, holders may exercise instead for the equivalent number of pre-funded warrants.

The Pre-Funded Warrants are exercisable immediately and may be exercised at any time. The Series A Warrants are exercisable 6 months from the date of issuance and will expire one year from the date of issuance. The Series B Warrants are exercisable 6 months from the date of issuance and will expire five years from the date of issuance. The exercise price of each class of warrants issued is subject to certain adjustments. Further, the Company may not effect the exercise of any warrant if the holder of such warrant would own greater than 4.5%, 4.99%, or 9.99%, as applicable to the individual warrant holders, of the total number of issued and outstanding shares of Class A common stock of the Company prior to or after exercise of such warrant.

The Series A Warrants include provisions applicable upon certain fundamental transactions, such as mergers or sales of the Company, that preserve the holders' economic rights by providing the right to receive the same type of consideration that would have been received had the warrants been exercised immediately prior to the transaction.

The Series A Warrants also contain a forced exercise provision granting the Company the right, upon the satisfaction of specified conditions, to require holders to exercise all or any portion of their Series A Warrants.

The Series B warrants include similar provisions applicable upon certain fundamental transactions, including the right under specified circumstances to receive the Black-Scholes value of the unexercised warrants.

The Pre-Funded Warrants, Series A Warrants, and Series B Warrants meet the criteria to be classified as equity instruments pursuant to the equity classification criteria in ASC 815-40, and funds received were accordingly recorded as an increase in additional paid-in capital in the condensed consolidated balance sheets.
As of June 30, 2026, the Company had reserved 41,946,851 shares of Class A common stock for the exercise of outstanding stock options and warrants, vesting of restricted stock units, the number of shares remaining available for grant under the Company’s 2021 Incentive Award Plan (see Note 11), the number of shares available for purchase under the Company’s Employee Stock Purchase Plan (see Note 11) and the conversion of Class B common stock.
Outstanding warrants to purchase common stock consisted of the following at June 30, 2026:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	10,026	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	346,077	$3.99
August 8, 2025	10	Equity	179,104	$3.35
May 20, 2026 Pre-funded	†	Equity	1,463,000	$0.01
May 20, 2026 Series A	1	Equity	5,044,000	$1.96
May 20, 2026 Series B	5	Equity	5,044,000	$2.34
May 29, 2026 Series A	1	Equity	71,607	$1.96
May 29, 2026 Series B	5	Equity	71,607	$2.34
			12,259,421
† such rights shall not expire
Outstanding warrants to purchase common stock consisted of the following at December 31, 2025:

Issuance date	Contractual term	Balance sheet classification	Shares of common stock issuable upon exercise of warrant	Weighted average exercise price
	(in years)
July 24, 2017	10	Equity	15,035	$298.96
April 12, 2018	10	Equity	30,000	$1.00
July 14, 2021 *	10	Equity	975,109	$1.46
August 8, 2025	10	Equity	179,104	$3.35
			1,199,248
____________________________
*In connection with the Company’s IPO, preferred stock warrants were automatically converted to Class A common stock warrants. The contractual term of the converted Class A common stock warrants remained consistent with the original term of the preferred stock warrants, with original issue dates between 2017-2020.

11. Stock-based compensation
2010 Stock Option and Grant Plan
The Company’s 2010 Stock Option and Grant Plan (the “2010 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, officers, directors and consultants of the Company.
Following the effectiveness of the Company’s IPO in July 2021, no additional awards are being granted under the 2010 Plan and shares of existing outstanding options that were issued under the 2010 Plan and are forfeited or canceled are available for grant under the 2021 Incentive Award Plan.
2021 Incentive Award Plan
In July 2021, the Board of Directors adopted, and the Company’s stockholders approved, the 2021 Incentive Award Plan (the “2021 Plan”). The 2021 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2021 Plan has a term of ten years. The aggregate number of shares of Class A common stock available for issuance under the 2021 Plan is equal to the sum of (i) 4,200,000 shares; (ii) any shares which are subject to the 2010 Plan awards that become available for issuance under the 2021 Plan; and (iii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board of Directors. No more than 33,900,000 shares of Class A common stock may be issued under the 2021 Plan upon the exercise of incentive stock options. As of June 30, 2026, there were 4,602,558 shares available for issuance under the 2021 Plan.
2023 Inducement Plan

In May 2023, the Company’s board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) pursuant to which the Company reserved 330,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of The Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and dividend equivalent rights. The Inducement Plan was adopted by the Company’s board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In February and May 2025, the Company amended the Inducement Plan to reserve an additional 476,000 and 442,987 shares, respectively, of its Class A common stock. In January 2026, the Company amended the Inducement Plan to reserve an additional 1,000,000 shares of its Class A common stock. The amendments were adopted by the Company’s board of directors, without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Listing Rules. As of June 30, 2026, 1,227,000 shares were available for future issuance under the Inducement Plan.

Stock options
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.3%	4.2%	3.9%	4.3%
Expected term (in years)	5.5	5.9	6.0	6.0
Expected volatility	40.5%	53.2%	42.6%	51.7%
Expected dividend yield	0%	0%	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	6,539,263	$2.43	6.00	$8,653
Granted	1,446,500	3.91
Exercised	(158,736)	1.16		$231
Expired	(11,400)	1.17
Forfeited	(291,039)	3.16
Outstanding as of June 30, 2026	7,524,588	$2.72	5.76	$2,951
Options vested and expected to vest as of June 30, 2026	7,524,588	$2.73	5.76	$2,951
Options exercisable as of June 30, 2026	5,317,431	$2.49	4.45	$2,709
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those options that had exercise prices lower than such fair value.
The intrinsic value of stock options exercised during the three months ended June 30, 2026 and 2025 was less than $0.1 million and $0.3 million, respectively, and during the six months ended June 30, 2026 and 2025 was $0.2 million and $0.6 million, respectively.
The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2026 and 2025 was $0.91 and $1.81, respectively, and during the six months ended June 30, 2026 and 2025 was $1.84 and $1.80, respectively.
Restricted stock units
Restricted stock unit grants typically have service-based vesting terms from one to three years. Vesting occurs annually on the anniversary of the grant date. During the six months ended June 30, 2026, the Company granted restricted stock units with service-based vesting conditions only. The Company expenses the fair value of the restricted stock units over the vesting period and accounts for forfeitures prospectively as they occur.
The following table summarizes the Company’s restricted stock units activity since December 31, 2025:

	Number of shares	Weighted average grant date fair value

Unvested as of December 31, 2025	2,795,976	$2.39
Granted	2,199,825	2.99
Vested	(1,004,341)	2.31
Forfeited	(362,796)	2.74
Unvested as of June 30, 2026	3,628,664	$2.75
The weighted average grant-date fair value per share of restricted stock units granted during the three months ended June 30, 2026 and 2025 was $2.24 and $2.76, respectively, and during the six months ended June 30, 2026 and 2025 was $2.99 and $3.13, respectively. The total fair value of shares vested during the six months ended June 30, 2026 and 2025 was $3.2 million and $2.4 million, respectively.

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
Under the 2021 ESPP, eligible employees may purchase shares of the Company’s common stock through payroll deductions of up to 15% of eligible compensation during an offering period. Generally, each offering period will be for 6 months as determined by the Company’s board of directors. In no event may an employee purchase more than 100,000 shares per offering period based on the closing price on the first trading date of an offering period or the last trading date of an offering period, or more than $25,000 worth of stock during any calendar year. The purchase price for shares to be purchased under the 2021 ESPP is 85% of the lesser of the market price of the Company’s common stock on the first trading date of an offering period or on any purchase date during an offering period (March 14 or September 14).
During the six months ended June 30, 2026, there were 58,182 shares of Class A common stock purchased under the 2021 ESPP. The Company recognized less than $0.1 million of expense related to the 2021 ESPP for each of six months ended June 30, 2026 and 2025. As of June 30, 2026, 1,511,651 shares were available for future issuance under the 2021 ESPP.
The Company estimates the fair value of shares issued to employees under the 2021 ESPP using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the calculation of fair value of shares under the 2021 ESPP at the grant date for both the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.7%	4.3%
Expected term (in years)	0.5	0.5
Expected volatility	41.5%	51.5%
Expected dividend yield	0%	0%
Stock-based compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$145	$120	$234	$213
Research and development	106	50	171	190
Sales and marketing	147	111	236	200
General and administrative	923	937	1,903	1,657
Total stock-based compensation expense	$1,321	$1,218	$2,544	$2,260
As of June 30, 2026, total unrecognized compensation expense related to unvested stock options held by employees and directors was $3.4 million, which is expected to be recognized over a weighted average period of 1.6 years. Additionally, unrecognized compensation expense related to unvested restricted stock units held by employees and directors was $8.5 million, which is expected to be recognized over a weighted average period of 1.2 years.
12. Income taxes
During both the six months ended June 30, 2026 and 2025, the pretax losses incurred by the Company, as well as the research and development tax credits generated, received no corresponding tax benefit because the Company concluded that it is more likely than not that the Company will be unable to realize the value of any resulting deferred tax assets. The Company will continue to assess its position in future periods to determine if it is appropriate to reduce a portion of its valuation allowance.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of both June 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance against its net deferred tax assets.
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
The OBBB permanently extends the 100% bonus depreciation of qualifying assets which is expected to accelerate the timing of depreciation deductions for these assets. The OBBB also permanently eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The legislation did not have a material impact on the Company’s income tax expense for 2025, or for the period ended June 30, 2026, as the Company did not elect bonus depreciation.
13. Net loss per share
Net loss per share attributable to the common stockholders
As of June 30, 2026, the Company had Class A common stock and Class B common stock. Both share classes have the same rights to the Company’s earnings and neither of the classes have any prior or senior rights to dividends to the other share class.

Basic and diluted net loss per share was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(12,923)	$(11,858)	$(27,198)	$(23,121)
Denominator:
Weighted average Class A common shares outstanding—basic and diluted	43,847,134	40,149,073	42,508,793	39,602,755
Weighted average Class B common shares outstanding—basic and diluted	4,499,529	4,499,529	4,499,529	4,718,811
Total shares for EPS—basic and diluted	48,346,663	44,648,602	47,008,322	44,321,566
Net loss per share attributable to Class A common stockholders—basic and diluted	$(0.27)	$(0.27)	$(0.58)	$(0.52)
Net loss per share attributable to Class B common stockholders—basic and diluted	$(0.27)	$(0.27)	$(0.58)	$(0.52)
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

	June 30,
	2026	2025
Options to purchase common stock	7,524,588	7,100,826
Unvested restricted stock units	3,628,664	3,174,572
Warrants to purchase common stock	10,510,370	284,165
Options to purchase common stock under ESPP	88,956	96,214
	21,752,578	10,655,777
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
The Company made an accounting policy election not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with a term of 12 months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. Lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes to an index and any other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

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
The Company leases office and manufacturing space under operating lease agreements that have initial terms ranging from approximately 8 to 10 years. The Company leases furniture under a financing lease agreement that has an initial term of approximately 8 years. The furniture financing lease agreement is immaterial to the Company’s condensed consolidated financial statements. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term by up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. Options to extend a lease are included in the lease term when it is reasonably certain that the Company will exercise the option. Options to terminate a lease are excluded from the lease term when it is reasonably certain that the Company will not exercise the option. The Company’s leases generally do not contain any material restrictive covenants or residual value guarantees.
Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$696	$680
Operating cash outflows - payments on financing leases	$19	$24
Financing cash outflows - payments on financing leases	$18	$14
Supplemental balance sheet information related to the Company’s operating and financing leases is as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases:
Operating lease assets	$3,455	$3,981

Operating lease liabilities, short-term	$1,286	$1,246
Operating lease liabilities, long-term	2,885	3,539
Total operating lease liabilities	$4,171	$4,785

Financing Leases:
Office furniture and fixtures	$386	$386
Accumulated depreciation	(276)	(257)
Net property, plant and equipment	$110	$129

Lease liabilities, short-term	$56	$53
Lease liabilities, long-term	112	134
Total financing lease liabilities	$168	$187

Weighted-average remaining lease term - operating leases (in years):	3.04	3.54
Weighted-average remaining lease term - financing leases (in years):	3.00	3.50
Weighted-average discount rate - operating leases:	3.8%	3.8%
Weighted-average discount rate - financing leases:	12.0%	12.0%

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$305	$305	609	609
Financing lease cost - amortization of right-of-use asset	9	9	18	18
Financing lease cost - interest on lease liability	9	12	19	24
Variable lease cost	221	206	419	409
Total lease cost	$544	$532	1,065	1,060
Operating lease cost is recognized on a straight-line basis over the lease term. Total rent expense, including the Company’s share of the lessors’ operating expenses, was $0.5 million for each of the three months ended June 30, 2026 and 2025, and was $1.0 million for each of the six months ended June 30, 2026 and 2025. Financing lease cost includes asset amortization on a straight-line basis over the lease term and interest accretion calculated using the effective interest method. Total financing lease asset depreciation and interest expense was less than $0.1 million for each of the three and six months ended June 30, 2026 and 2025.
Maturities of the Company’s operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Operating Lease Maturities
2026 (excluding the six months ended June 30)	$705
2027	1,435
2028	1,469
2029	804
Total lease payments	$4,413
Less imputed interest	(242)
Total present value of lease liabilities	$4,171
Maturities of the Company’s financing lease liability as of June 30, 2026 were as follows (in thousands):

Financing Lease Maturities
2026 (excluding the six months ended June 30)	$37
2027	75
2028	75
2029	37
Total lease payments	$224
Less imputed interest	(56)
Total present value of lease liabilities	$168
15. Commitments and contingencies
Supplier agreements
In the ordinary course of business, the Company has entered, and may in the future enter, into agreements with suppliers that may require the Company to purchase or pay minimum or fixed amounts over the duration of the agreement. The Company currently has minimum purchase commitments of $1.5 million and $2.3 million expected to be incurred for the remainder of 2026 and 2027, respectively, under such agreements. These commitments are accrued as a liability when it is probable that a related future expenditure will be made, and such expenditure can be reasonably estimated.
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.
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
16. Benefit plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.2 million and $0.5 million to the plan during the three months ended June 30, 2026 and 2025, respectively, and made contributions of $0.5 million and $1.1 million to the plan during the six months ended June 30, 2026 and 2025, respectively.
17. Subsequent events
In August 2026, the Company completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, the Company is implementing certain cost actions including a reduction in the Company’s current workforce, the closure of certain open and planned positions, and reductions in other non-headcount-related expenses across the business. The Company expects to record a related charge of approximately $0.4 million in the third quarter of 2026.

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
Overview
We are an innovative life sciences technology company that enables the safe and efficient manufacture of pharmaceutical products through our rapid automated microbial quality control (“MQC”) detection platform. We develop, manufacture, market and sell the Growth Direct system and related proprietary consumables, and value-added services to enable rapid MQC testing in the manufacture of biologics and cell and gene therapies, vaccines, sterile injectables, and other healthcare products. Our system delivers the power of industrial automation to bioprocessing and pharmaceutical manufacturing firms by modernizing and digitizing their MQC operations. Our Growth Direct platform, developed with over 15 years of active feedback from our customers, was purpose-built to meet the growing demands posed by the increasing scale, complexity, and regulatory scrutiny confronting global pharmaceutical manufacturing. Our Growth Direct platform comprises the Growth Direct system, optional laboratory information management system (“LIMS”) connection software (which the majority of our customers purchase), proprietary consumables, and comprehensive field service, validation services and post-warranty service contracts. Once embedded and validated in our customers’ facilities, our Growth Direct platform provides for recurring revenues through ongoing sales of consumables and service contracts.
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
In May 2026 we issued and sold to certain investors in an underwritten public offering (i) 3,581,000 shares (the “Shares”) of Class A common stock and accompanying Series A warrants (“Series A Warrants”) to purchase an aggregate of 3,581,000 shares of Class A common stock and Series B warrants (“Series B Warrants”) to purchase an aggregate of 3,581,000 shares of Class A common stock, and, (ii) pre-funded warrants to purchase an aggregate of up to 1,463,000 shares of Class A common stock (the “Pre-Funded Warrants”) and accompanying Series A Warrants to purchase an aggregate of 1,463,000 shares of Class A common stock at an exercise price of $1.955 per share and Series B Warrants to purchase an aggregate of 1,463,000 shares of Class A common stock at an exercise price of $2.340 per share. Each Share was offered and sold together with an accompanying Series A Common Stock Warrant and a Series B Common Stock Warrant at a combined offering price of $1.955, and each Pre-Funded Warrant was offered and sold together with an accompanying Series A Common Stock Warrant and a Series B Common Stock Warrant at a combined offering price of $1.945.

Concurrently, we also issued and sold to certain of our directors and officers in a registered direct offering 71,607 shares of Class A common stock and accompanying Series A Warrants to purchase an aggregate of 71,607 shares of Class A common stock with an exercise price of $1.955 per share and Series B Warrants to purchase an aggregate of 71,607 shares of Class A common stock with an exercise price of $2.34 per share. Each Share was offered and sold together with an accompanying Series A Warrant and a Series B Warrant at a combined offering price of $1.955.
In lieu of exercising warrants from the underwritten and registered direct offerings for Class A common stock, holders may exercise instead for the equivalent number of pre-funded warrants.
Proceeds received from the underwritten and registered direct offerings, net of underwriting discounts and estimated third-party fees were $8.8 million and $0.1 million, respectively.
We generated revenue of $8.1 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and incurred net losses of $12.9 million and $11.9 million for those same periods, respectively.
We believe that our cash, cash equivalents and investments as of June 30, 2026 and additional borrowing capacity expected to become under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months following the issuance date of the unaudited interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Access to the first additional tranche under the LSA is expected in January 2027 after initial satisfaction of certain revenue and gross margin metrics in the six months ending December 31, 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”
MilliporeSigma partnership
In February 2025, we entered into a Distribution and Collaboration Agreement (the “Distribution Agreement”) with Millipore S.A.S., a subsidiary of the Life Science business of Merck KGaA, Darmstadt, Germany, which operates in the U.S. as MilliporeSigma (“MilliporeSigma”). Pursuant to the Distribution Agreement, we granted MilliporeSigma a global, co-exclusive right to sell our products, initially consisting of our Growth Direct systems and related consumables, into all fields related to industrial quality control applications in the pharmaceutical, medical device, personal care, cosmetics and food and beverage spaces in all regions of the world. During the term of the Distribution Agreement, MilliporeSigma will receive tier-based transfer pricing on such products. We will continue to directly market, sell, manufacture and distribute our products and provide all services to customers, including in respect of system installation, validation, maintenance and support.

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
Expansion within our existing customer base
There is an opportunity to broaden adoption and increase utilization of our Growth Direct platform throughout our existing customers’ organizations as our existing customers purchase more systems. These additional systems will allow our existing customers to convert more of their test volume at existing locations, to support multiple locations, to meet redundancy requirements, or to increase capacity. As of June 30, 2026, over 40% of our customers have purchased Growth Direct systems for multiple sites, and nearly 60% of our customers have purchased multiple Growth Direct systems. Increased utilization amongst existing customers can also occur as customers advance through the Growth Direct platform adoption cycle, from early validation of initial applications to validation and conversion of multiple applications on the Growth Direct platform, or as the result of new product approvals or increases in their manufacturing volumes for existing products.
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
We have experienced positive trends in gross margin percentage, improving from (24.4)% to (0.4)% to 3.1% for the years ended December 31, 2023, 2024 and 2025, respectively, from 3.8% to 15.0% for the three months ended June 30, 2025 and June 30, 2026, respectively, and from 4.7% to 9.9% for the six months ended June 30, 2025 and June 30, 2026, respectively. While we expect our gross margin percentage to continue to trend positively in the future, expansion in future periods may not be linear and is subject to variability from period to period.
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

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	4	4	—	—%
Cumulative systems placed	200	169	31	18.3%
Systems validated:
Systems validated in period	9	2	7	350.0%
Cumulative systems validated	169	148	21	14.2%
Product and service revenue — total	$8,054	$7,262	$792	10.9%
Product and service revenue — recurring	$5,049	$4,419	$630	14.3%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Systems placed:
Systems placed in period	10	7	3	42.9%
Cumulative systems placed	200	169	31	18.3%
Systems validated:
Systems validated in period	14	11	3	27.3%
Cumulative systems validated	169	148	21	14.2%
Product and service revenue — total	$16,056	$14,467	$1,589	11.0%
Product and service revenue — recurring	$10,117	$8,388	$1,729	20.6%

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
Recurring revenue
We regularly assess trends relating to our recurring revenue, which is the revenue from consumables and service contracts, based on our product offerings, our customer base and our understanding of how our customers use our products. Recurring revenue was 62.7% and 60.9% of our total revenue for the three months ended June 30, 2026 and 2025, respectively. Recurring revenue was 63.0% and 58.0% for the six months ended June 30, 2026 and 2025, respectively. Our recurring revenue as a percentage of the total product and service revenue will generally vary based upon the cumulative number of validated Growth Direct systems in the period, as well as other variables such as the volume of tests being conducted and the test application(s) being used on customers’ Growth Direct systems.
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

	Three Months Ended June 30, 2026	Percentage of total revenue	Three Months Ended June 30, 2025	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$5,286	65.6%	$4,802	66.1%
Service revenue	2,768	34.4%	2,460	33.9%
Total revenue	$8,054	100.0%	$7,262	100.0%

	Six Months Ended June 30, 2026	Percentage of total revenue	Six Months Ended June 30, 2025	Percentage of total revenue
	(in thousands)		(in thousands)
Product revenue	$10,864	67.7%	$8,903	61.5%
Service revenue	$5,192	32.3%	$5,564	38.5%
Total revenue	$16,056	100.0%	$14,467	100.0%
Product revenue
We derive product revenue primarily from the sale of our Growth Direct systems and related consumables as well as our LIMS connection software, which the majority of our customers purchase. As of June 30, 2026, we had placed 200 Growth Direct systems with approximately 50 customers globally, including 75% of the top 20 largest pharmaceutical companies as measured by revenue, and the manufacturers of a number of globally approved cell and gene therapies, including manufacturers of 86% of approved gene-modified autologous CAR-T cell therapies.

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
Consumables
Our consumable revenue is a recurring product revenue stream composed of three proprietary consumables to capture test samples for analysis on the Growth Direct system, an Environmental Monitoring (“EM”) consumable, consumables for use in Water or Bioburden (“W/BB”) applications, and a Sterility (“ST”) consumable. Our proprietary consumables support the growth-based compendial method for MQC testing mandated by global regulators and provide results that are comparable to traditional consumables. Our consumables are designed with features that enable automation on the Growth Direct system, with bar coding for tracking and data integrity, and physical characteristics for robotic handling, to support vision detection, and to prevent counterfeiting.
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
We expect that our gross margin percentage will increase over time as our future revenues from both products and services grow at rates significantly higher than the costs related to providing and supporting those products and services. However, expansion in gross margin percentage in future periods may not be linear and is subject to variability from period to period.
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
General and administrative
General and administrative expenses consist primarily of salaries, bonuses and other personnel costs including non-cash stock-based compensation expense for our executive, finance, legal, human resources and general management employees, as well as director and officer insurance costs and professional fees for legal, patent, accounting, audit, investor relations, recruiting, consulting, regulatory, compliance, board of directors’ fees and other services. General and administrative expenses also include direct and allocated information technology and facility-related costs. For future periods, we expect these expenses to increase or decrease commensurate with the size, scope and complexity of our general and administrative functions.
Other income (expense)
Interest income
Interest income is comprised primarily of interest income from cash equivalents and investments.
Interest expense
Interest expense is comprised primarily of expense incurred from long-term debt and leases.
Other expense, net
Other expense, net, primarily consists of other miscellaneous income and expense unrelated to our core operations.
Income tax expense
We generated significant taxable losses during each of the three and six months ended June 30, 2026 and 2025, and therefore have not recorded any U.S. federal or state income tax expense during those periods. However, we did record an immaterial amount of foreign income tax expense during each of those periods.

Results of operations
Comparison of the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$5,286	$4,802	$484	10.1%
Service revenue	2,768	2,460	308	12.5%
Total revenue	8,054	7,262	792	10.9%
Cost of revenue:
Cost of product revenue	5,434	5,315	119	2.2%
Cost of service revenue	1,408	1,672	(264)	(15.8)%
Total cost of revenue	6,842	6,987	(145)	(2.1)%
Gross margin	1,212	275	937	340.7%
Operating expenses:
Research and development	3,332	3,230	102	3.2%
Sales and marketing	3,436	3,114	322	10.3%
General and administrative	6,766	6,079	687	11.3%
Total operating expenses	13,534	12,423	1,111	8.9%
Loss from operations	(12,322)	(12,148)	(174)	1.4%
Other income (expense):
Interest income	140	351	(211)	(60.1)%
Interest expense	(646)	(12)	(634)	5,283.3%
Other expense, net	(50)	(38)	(12)	31.6%
Total other income (expense), net	(556)	301	(857)	(284.7)%
Loss before income taxes	(12,878)	(11,847)	(1,031)	8.7%
Income tax expense	45	11	34	309.1%
Net loss	$(12,923)	$(11,858)	$(1,065)	9.0%
Revenue
Product revenue increased by $0.5 million, or 10.1%, with the increase primarily attributable to higher consumable shipment volumes due to the higher number of cumulative validated systems.
Service revenue increased by $0.3 million, or 12.5%. The increase in service revenue was primarily driven by an increase in validation revenue and higher service contract revenue as a result of an increase in the cumulative number of systems validated and under such contracts. Service revenue from validations, which is recognized when those services are provided, generally lag the related system placements by three to nine months.

Cost of revenue, gross margin, and gross margin percentage

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Cost of product revenue	$5,434	$5,315	$119	2.2%
Cost of service revenue	1,408	1,672	(264)	(15.8)%
Total cost of revenue	$6,842	$6,987	$(145)	(2.1)%
Gross margin	$1,212	$275	$937	340.7%
Gross margin percentage	15.0%	3.8%
Cost of product revenue increased by $0.1 million, or 2.2%. The increase was primarily driven by higher consumables sales volume and an unfavorable mix of products sold, namely a higher rate of growth in consumables as compared to systems, partially offset by a reduction in direct material costs for our products.
Cost of service revenue decreased by $0.3 million, or 15.8%. The decrease was primarily attributable to lower service headcount and related costs.
Gross margin and gross margin percentage increased by $0.9 million and 11.2 percentage points, respectively. The increase was driven by an improvement in both product margin and service margin.
Operating expenses
Research and development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$3,332	$3,230	$102	3.2%
Percentage of total revenue	41.4%	44.5%
Research and development expenses increased by $0.1 million, or 3.2%. The increase was primarily driven by timing of spending related to new product development activities.
Sales and marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$3,436	$3,114	$322	10.3%
Percentage of total revenue	42.7%	42.9%
Sales and marketing expenses increased by $0.3 million, or 10.3%. This increase was primarily driven by higher headcount-related costs and third-party consulting costs.
General and administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$6,766	$6,079	$687	11.3%
Percentage of total revenue	84.0%	83.7%

General and administrative expenses increased by $0.7 million, or 11.3%. This increase was primarily attributable to higher headcount related costs and consulting fees.
Other income (expense)
Interest income
Interest income for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.4 million, respectively. The decrease of $0.3 million, or 60.1%, was due to lower interest rates earned on our cash equivalents and investments balances, as well as lower cash equivalents and investment balances during the year.
Interest expense
Interest expense for the three months ended June 30, 2026 and 2025 was $0.6 million and less than $0.1 million, respectively. The increase of $0.6 million was due to interest incurred with our long-term debt.
Other expense, net
Other expense, net, which is comprised of miscellaneous expenses unrelated to our core business, was less than $0.1 million for each of the three months ended June 30, 2026 and 2025.
Income tax expense
Income tax expense was less than $0.1 million for each of the three months ended June 30, 2026 and 2025. The expense recorded related to our German and Swiss subsidiaries.

Comparison of the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue:
Product revenue	$10,864	$8,903	$1,961	22.0%
Service revenue	5,192	5,564	(372)	(6.7)%
Total revenue	16,056	14,467	1,589	11.0%
Cost of revenue:
Cost of product revenue	11,459	10,344	1,115	10.8%
Cost of service revenue	3,014	3,444	(430)	(12.5)%
Total cost of revenue	14,473	13,788	685	5.0%
Gross margin	1,583	679	904	133.1%
Operating expenses:
Research and development	6,691	6,854	(163)	(2.4)%
Sales and marketing	6,858	5,865	993	16.9%
General and administrative	14,208	11,769	2,439	20.7%
Total operating expenses	27,757	24,488	3,269	13.3%
Loss from operations	(26,174)	(23,809)	(2,365)	9.9%
Other income (expense):
Interest income	396	817	(421)	(51.5)%
Interest expense	(1,285)	(24)	(1,261)	5254.2%
Other expense, net	(82)	(87)	5	(5.7)%
Total other income (expense), net	(971)	706	(1,677)	(237.5)%
Loss before income taxes	(27,145)	(23,103)	(4,042)	17.5%
Income tax expense	53	18	35	194.4%
Net loss	$(27,198)	$(23,121)	$(4,077)	17.6%
Revenue
Product revenue increased by $2.0 million, or 22.0%. The increase was driven primarily by a higher volume of system placements as well as higher consumable shipment volumes due mainly to an increase in cumulative validated systems.
Service revenue decreased by $0.4 million, or 6.7%. The decrease in service revenue was primarily driven by a decrease in validation revenue, offset by higher service contract revenue as a result of an increase in the cumulative number of systems validated and under such contracts. Service revenue from validations, which is recognized when those services are provided, generally lag the related system placements by three to nine months.

Cost of revenue, gross margin, and gross margin percentage

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Cost of product revenue	$11,459	$10,344	$1,115	10.8%
Cost of service revenue	3,014	3,444	(430)	(12.5)%
Total cost of revenue	$14,473	$13,788	$685	5.0%
Gross margin	$1,583	$679	$904	133.1%
Gross margin percentage	9.9%	4.7%
Cost of product revenue increased by $1.1 million, or 10.8%. The increase was driven by higher system and consumables sales volume, as well as an unfavorable mix of products sold, namely a higher rate of growth in consumables as compared to systems. This increase was partially offset by a reduction in direct material costs for our products.
Cost of service revenue decreased by $0.4 million, or 12.5%. The decrease was primarily attributable to lower service headcount and related costs.
Gross margin and gross margin percentage increased by $0.9 million and 5.2 percentage points, respectively. The increase was driven by an improvement in both product margin and service margin.
Operating expenses
Research and development

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development	$6,691	$6,854	$(163)	(2.4)%
Percentage of total revenue	41.7%	47.4%
Research and development expenses decreased by $0.2 million, or 2.4%. The decrease was primarily driven by lower headcount and headcount-related costs as well as the timing of spending related to new product development activities.
Sales and marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing	$6,858	$5,865	$993	16.9%
Percentage of total revenue	42.7%	40.5%
Sales and marketing expenses increased by $1.0 million, or 16.9%. This increase was primarily driven by higher headcount-related costs and third-party consulting costs.
General and administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative	$14,208	$11,769	$2,439	20.7%
Percentage of total revenue	88.5%	81.4%

General and administrative expenses increased by $2.4 million, or 20.7%. This increase was primarily attributable to higher headcount related costs, including non-cash stock compensation expense and severance, partially offset by a reduction in consulting fees.
Other income (expense)
Interest income
Interest income for the six months ended June 30, 2026 and 2025 was $0.4 million and $0.8 million respectively. The decrease of $0.4 million, or 51.5%, was due to lower interest rates earned on our cash equivalents and investments balances, as well as lower cash equivalents and investment balances during the year.
Interest expense
Interest expense for the six months ended June 30, 2026 and 2025 was $1.3 million and less than $0.1 million, respectively. The increase of $1.3 million was due to interest incurred with our long-term debt.
Other expense, net
Other expense, which is comprised of miscellaneous expenses unrelated to our core business, was less than $0.1 million for each of the six months ended June 30, 2026 and 2025.
Income tax expense
Income tax expense was less than $0.1 million for each of the six months ended June 30, 2026 and 2025. The expense recorded related to our German and Swiss subsidiaries.
Liquidity and capital resources
Since our inception, we have incurred operating losses. To date, we have funded our operations primarily through proceeds from sales of redeemable convertible preferred stock, borrowings under loan agreements, revenue from sales of our products and services, proceeds from our IPO, proceeds from registered offerings, and proceeds from our “at-the-market” (“ATM”) facility.
In August 2026, we completed an enterprise-wide review of opportunities to realize operational efficiencies. Based on the results of this review, we are implementing certain cost actions including a reduction in our current workforce, the closure of certain open and planned positions and reductions in other non-headcount-related expenses across the business. These actions are part of our ongoing efforts to prudently manage our cash resources and are expected to result in approximately $3 million in cash savings for the full year 2027 and approximately $1 million over the balance of 2026. We plan to continue to invest in key initiatives that are expected to drive future revenue growth and gross margin improvement, including customer sales and support, product development and product cost reduction programs. We expect to record a charge of approximately $0.4 million in the third quarter of 2026 related to this initiative.
We believe that our cash, cash equivalents and investments and additional borrowing capacity expected to become available under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months following the date the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 were issued. Access to the first additional tranche under the LSA is expected in January 2027 after initial satisfaction of certain revenue and gross margin metrics in the six months ending December 31, 2026. However, if our expectations and underlying assumptions of business performance, including revenue growth, gross margin improvements, and/or control of operating costs are not realized, we may need to raise additional funding, which could be through equity offerings, debt financings or a combination thereof. If we are unable to raise capital as, if and when, needed, or cannot draw down the first additional tranche of the LSA, we may have to significantly delay, scale back or discontinue our expansion plans including further development and commercialization efforts of one or more of our products.
As of June 30, 2026, we had the following cash and investment-related assets on our condensed consolidated balance sheet (in thousands):

June 30, 2026

Cash and cash equivalents	$14,687
Short-term investments	5,079
Restricted cash	284
Total	$20,050
ATM facility
On December 15, 2023, we entered into a sales agreement to establish an ATM facility with Cowen and Company, LLC, pursuant to which we may sell and issue shares of our Class A common stock. During the quarter and year ended December 31, 2025, we sold 113,217 shares of Class A common stock under this facility resulting in net proceeds of $0.4 million. During the three and six months ended June 30, 2026, we did not issue or sell any shares of our Class A common stock under this facility.
Contractual obligations and commitments
In October 2013, we entered into an operating lease for office and manufacturing space in Lowell, Massachusetts. In March 2022, we amended the lease to increase the amount of facility space subject to the lease and extend the expiration of the lease from July 2026 to July 2029. The terms of the amendment include options for a one-time, five-year extension of the lease. Monthly rent payments are fixed and future minimum lease payments under the lease (as amended) are $2.1 million as of June 30, 2026, including $0.7 million in short-term obligations.
In June 2021, we entered into a sublease agreement for our Lexington, Massachusetts headquarters, which expires in June 2029 (the “sublease agreement”). Monthly rent payments are fixed and future minimum lease payments over the term of the sublease are $2.3 million as of June 30, 2026, including $0.8 million in short-term obligations. Concurrent with entering into the sublease agreement, we executed an option agreement with the property owner which provides us the option to enter into a new direct lease for our Lexington, Massachusetts facility for an additional five years following expiration of the sublease.
For additional information on our contractual obligation and commitments please see Note 15 — Commitments and Contingencies to our consolidated financial statements.
Cash flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(27,760)	$(18,765)
Net cash provided by investing activities	12,817	20,025
Net cash provided by financing activities	9,600	81
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,343)	$1,341

Operating activities
During the six months ended June 30, 2026, net cash used in operating activities was $27.8 million, an increase of $9.0 million compared to the six months ended June 30, 2025. The higher use of net cash was primarily due to the volume and timing of collections from customers and payments to vendors, including for inventory purchases, as well as higher personnel-related costs.
Investing activities
During the six months ended June 30, 2026, net cash provided by investing activities was $12.8 million, a decrease of $7.2 million compared to the six months ended June 30, 2025. Higher investment maturities in the prior-year period coupled with an increase in investment purchases in the current period contributed to the reduction in cash provided by investing activities.
Financing activities
During the six months ended June 30, 2026, net cash provided by financing activities was $9.6 million, an increase of $9.5 million compared to the six months ended June 30, 2025. The primary driver of this increase was net proceeds from the registered offerings in May 2026 and a decrease in tax withholdings on settlement of restricted stock units, partially offset by reduced stock option exercises in the current period.
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
Emerging growth company status
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
As of June 30, 2026, we had cash, cash equivalents and short-term investments of $19.8 million, which consisted of cash, money market funds, U.S. treasury bills, and U.S. treasury notes. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. Fluctuations in interest rates may also affect our business through its impact on the broader macroeconomic environment, potentially manifesting as decreased demand for our products and services from customers who may face economic uncertainty.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure (a) that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”).
Risks Related to Our Financial Position and Need for Capital
We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to achieve and maintain positive cash flow and profitability.

We have incurred significant losses since our inception. For the three months ended June 30, 2026, we incurred net losses of $12.9 million. As of June 30, 2026, we had an accumulated deficit of $549.6 million. Since our inception, we have financed our operations primarily from private placements of equity, the incurrence of indebtedness, our initial public offering, registered offerings, and to a lesser extent, revenue derived from our Growth Direct platform and non-commercial contracts. We have devoted substantially all of our resources to the development and commercialization of our Growth Direct platform and to development activities related to advancing and expanding our technological capabilities. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our positive cash flow goal is based on our expectations of business growth that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Attaining our cash flow goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. We will need to generate significant additional revenue, significantly improve our gross margin and/or further reduce costs to achieve positive cash flow and profitability, and even if achieved, we cannot be sure that we will sustain positive cash flow and profitability for any substantial period of time. While our goal to achieve positive cash flow is underpinned by our recent and historical performance, such performance is not necessarily indicative of our future results.
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
In addition, as we seek to innovate in and disrupt the current microbial quality control (“MQC”) market, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We are transitioning to a company capable of supporting commercial manufacturing, sales and marketing at scale in the United States and abroad. We may not be successful in such a transition and, as a result, our business may be adversely affected.
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
•the impact of our investments in product innovation and commercial growth; and
•the overall profile and market perception of our company and its business, finances and operations.
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

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. For example, while we have experienced positive trends in our gross margin percentage, expansion in future periods may not be linear and may be subject to variability from period to period. In that regards, our gross margin percentage improved from (0.4)% for the 12 months ended December 31, 2024 to 3.1% for the 12 months ended December 31, 2025, from 3.8% to 15.0% for the three months ended June 30, 2025 and June 30, 2026, respectively, and from 4.7% to 9.9% for the six months ended June 30, 2025 and June 30, 2026, respectively. Additionally, revenue growth and operating expenses may also be subject to variability from period to period. For instance, we announced the receipt of large, multi-system customer orders from Amgen and Samsung Biologics that contributed to our results for the quarters ended December 31, 2025 and March 31, 2026, respectively. Additionally, the timing of consumables, validations and service revenue is variable. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
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
From time to time, we announce earnings guidance and other expectations regarding the future performance of our business in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, that represents our management’s estimates as of the date of such disclosure. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. It can be expected that some or all of the assumptions underlying any guidance furnished by us will not materialize or will vary significantly from actual results. From time to time, we provide our beliefs regarding possible outcomes as high and low ranges, but these are not intended to imply that actual results could not fall outside of the suggested ranges.
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
Many of our customers purchase multiple Growth Direct systems at the same time and we expect them to use these systems for many years before needing to purchase new systems. We believe that our ability to generate revenue depends on our ability to sell our Growth Direct system to new customers and expand the use of our system by existing customers. Our current commercial strategy includes targeting sales to customers that are receptive to entering into multi-system deals with us. As a result, in the near term, we have observed and we believe that a significant portion of our revenue may continue to be generated from a small number of different customers each year. We currently rely on consumables and service contracts as a potential source of recurring revenue from our existing customers, though there can be no assurance that such revenue will continue at current levels. These consumables and service contracts are purchased on an as-needed basis and, as a result, revenue from these sources may be subject to change, as customers’ purchasing practices and policies change or their demand for our consumables and service contracts change. For example, in the past, we have experienced occasions in which customers’ facilities in which our Growth Direct systems were used have been closed or sold, which resulted in the reduction, suspension, or cessation of purchases of consumables at such sites. If we are unable to sell our Growth Direct system to new customers, if our existing customers do not expand their use of our systems, or if our existing customers decide to purchase fewer of our consumables and service contracts or terminate their relationships with us, our revenue could materially and significantly decrease, and there can be no assurance that we will be able to replace such revenue, which would have an adverse effect on our financial condition and results of operations and could adversely impact our ability to execute on our growth strategy.
Our existing and any future indebtedness could adversely affect our ability to operate our business.
In August 2025, we entered into a Loan and Security Agreement (the “LSA”), with Trinity Capital Inc. and the other lenders party thereto, or the Lenders, and Trinity Capital Inc., as administrative agent and collateral agent (the “Agent”). The LSA provides for up to $45.0 million of senior secured term loans (the “Term Loan”), available to us in multiple tranches. The availability of future tranches is subject to certain commercial and operational milestones and other conditions set forth in the LSA and, therefore, there can be no guarantee that we will be able to access any future tranches. The Term Loan will mature on September 1, 2030. Our obligations under the LSA are secured, subject to customary exceptions, by a security interest in all of our tangible and intangible assets, including our intellectual property.
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
We expect that our efforts to maintain our position in the MQC industry, including improving our Growth Direct platform and developing new products, will continue to require significant resources. Based upon our current operating plan, we believe our existing cash, cash equivalents, and short-term investments of $19.8 million as of June 30, 2026, plus additional borrowing capacity expected to become available under the LSA that is subject to the satisfaction of certain commercial and operational milestones and other conditions, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months following the date of this Quarterly Report on Form 10-Q. Access to the first additional tranche under the LSA is expected in January 2027 after initial satisfaction of certain revenue and gross margin metrics in the six months ending December 31, 2026. This estimate and our expectation regarding the sufficiency of our existing cash, cash equivalents, and investments are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient cash flow, we may seek to finance our cash needs through a combination of equity offerings and additional debt financings or other sources. Our ability to access the remaining borrowing capacity under the LSA is subject to certain conditions, and our ability to cause the exercise of certain warrants that we issued in our May 2026 financing is dependent on achieving and maintaining certain trading price and volume in our Class A common stock. Therefore, we do not currently have any committed external source of funds that are not subject to conditions to access. If we need additional financing to execute on our current or future business strategies, we cannot be certain that such additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations and otherwise execute our strategies would be significantly limited. In the event we use our available capital resources or our costs are higher than expected, we may also need to eliminate or curtail expenses to mitigate the impact on working capital, delay, reduce or eliminate our product development activities or otherwise seek strategic alternatives. While we have a goal of achieving positive cash flow without additional financing, there can be no assurance that we will attain this goal. Our goal to reach positive cash flow is based on our expectations of business performance that are generally consistent with our historical performance, including with respect to revenue and gross margins, which may not be replicated in future periods. Our goal also depends on our ability to realize additional cost savings that we believe are reasonably achievable, but are not guaranteed. In addition, we may selectively and opportunistically seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.
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
Future sales and issuances of our Class A common stock, including through our ATM facility, or rights to purchase Class A common stock, including pursuant to our equity incentive plans, or upon the exercise of outstanding warrants, would result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. In December 2023, we filed a registration statement on Form S-3 relating to the registration of our Class A common stock, preferred stock, debt securities, warrants and units or any combination thereof. In December 2023, we entered into an ATM facility, which provides for the offering, issuance and sale by us of shares of our Class A common stock from time to time for aggregate gross proceeds of up to $50.0 million in sales deemed to be “at-the-market offerings” as defined by the Securities Act. In an underwritten offering that we undertook in May 2026, we issued and sold 3,581,000 Shares together with an aggregate of 3,581,000 Series A Warrants Pre-Funded Warrants and Series B Warrants at a combined offering price of $1.955 per share, and 1,463,000 Pre-Funded Warrants with an aggregate of 1,463,000 Series A Warrants and Series B Warrants at a combined offering price of $1.945 per share. In May 2026, in a registered direct offering, we issued and sold 71,607 Shares together with an aggregate of 71,607 Series A Warrant and a Series B Warrant at a combined offering price of $1.955 per share. During the year ended December 31, 2025, we sold 113,217 shares of Class A common stock under the ATM facility resulting in net proceeds of $0.4 million. During the three and six months ended June 30, 2026 through the filing date of this Quarterly Report, we did not issue or sell any shares of our Class A common stock under the ATM facility. Any exercises of the Series A Warrants, Series B Warrants or Pre-Funded Warrants issued in the May 2026 underwritten offering and registered direct offering and any additional sales or issuances of securities pursuant to our registration statement on Form S-3 or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline. Furthermore, new investors purchasing securities that we may issue and sell in the future could obtain rights superior to the rights of our existing stockholders.
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
We believe our success will depend on our ability to expand our business with existing customers and to target new drug manufacturing customers to capture a greater share of the MQC testing value chain. Our ability to grow our business with existing customers will depend on our ability to broaden the application of our automated MQC testing to a larger portion of the MQC testing workflow and to increase the number of Growth Direct systems in their manufacturing facilities. Our ability to expand our business will also depend on our ability to attract new customers and to integrate our platform with new methods of manufacturing, such as cell and gene therapies. Future revenue growth, if any, may also depend on our ability to develop and market new products, technologies and solutions to meet our customers’ evolving needs, as well as our ability to identify new applications and customers for our technology in additional industries beyond the drug manufacturing industry.
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
Our ability to expand our Growth Direct platform to customers who manufacture cell and gene therapies depends upon our ability to integrate our platform with the novel manufacturing processes being developed for these therapies. Companies that manufacture cell and gene therapies are developing new approaches to handle this manufacturing method, including novel facility layouts, new processes and workflows, and new quality and risk management frameworks. Unlike traditional “small molecule” drug manufacturing, the manufacture of biologics, and cell and gene therapies in particular, is more time sensitive and subject to increased risk of contamination due to material handling and process change-over. There are also currently a small number of cell and gene therapies approved by the U.S. Food and Drug Administration (“FDA”). While we have experience providing automated MQC testing for customers that manufacture a number of these approved therapies, we may encounter challenges or unexpected issues as we apply our Growth Direct platform to testing a greater number of therapies as they are approved in future. We cannot be certain that we will be able to successfully or consistently integrate our platform with this novel manufacturing process. If we are unable to successfully expand our Growth Direct platform into this growing segment of therapeutic manufacturing, our business and financial position may be adversely affected.
The size of the markets and forecasts of market growth for automated MQC testing and other of our key performance indicators are based on a number of complex assumptions and estimates, and may be inaccurate.
We estimate annual total addressable markets and forecasts of market growth for our Growth Direct platform. We have also developed a standard set of key performance indicators designed to enable us to assess the performance of our business in and across multiple markets, and to forecast future revenue. These estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third-party estimates and market studies, and other business data, including assumptions and estimates relating to our ability to generate revenue from the expansion of our platform into new drug manufacturing areas and new industries. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. As a result, our estimates of the total addressable market and our forecasts of market growth for our current or future products may prove to be incorrect, and our key performance indicators may not reflect our actual performance. If the total addressable market or the potential market growth for our platform is smaller than we have estimated or if the key performance indicators we utilize to forecast revenue are inaccurate, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.
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
Our recently-announced cost reduction effort may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.*
In August 2026, we implemented certain cost actions, including a reduction in our current workforce, the closure of certain open and planned positions and reductions in other non-headcount-related expenses across the business. These actions are part of our ongoing efforts to prudently manage our cash resources and are expected to result in approximately $3 million in cash savings for the full year 2027 and approximately $1 million over the balance of 2026. We expect to record a charge of approximately $0.4 million in the third quarter of 2026 related to this initiative. We may not realize, in full or in part, the anticipated benefits and cost savings from this initiative due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings while maintaining our business performance, our operating results and financial condition could be adversely affected. For example, reduced headcount in our research and development teams may impair our ability and efforts to develop and commercialize new or improved products. Decreased resources within our operations teams may negatively affect our ability to build our products in an efficient manner or at all, and may contribute to unfavorable trends in gross margins. Within our general and administrative teams, reductions may result in degraded support to our other business functions, including in respect of finance, legal and human resources. If future results of operations lag our expectations, we may undertake additional workforce reductions or restructuring activities. Any or all such measures could divert the attention of management, yield attrition beyond our intended reduction in workforce, reduce employee morale, or cause us to delay, limit, reduce or eliminate certain development plans, each of which could have an adverse impact on our business, operating results and financial condition. These measures may also reduce our existing customers’ confidence in us, disrupt our sales processes and negatively impact our customer service operations. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.
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
Our Growth Direct platform includes the Growth Direct system, proprietary consumables and our laboratory information management system (“LIMS”) connection and other software. There could be undetected errors or defects despite our rigorous testing of our platform and its components, and the Growth Direct platform may otherwise not meet the expectations of our customers. Disruptions or other performance problems with our platform or with the components that comprise our platform may adversely impact our customers’ manufacturing process, compliance workflow or business, harm our reputation and result in reduced revenue or increased costs, such as those associated with repairs, replacements or reacquisitions of our systems. If such challenges occur, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty claims or breach of contract for damages related to errors or defects in our products. Additionally, we may be subject to legal claims arising from any defects or errors in our platform, and in the systems, consumables and software that comprise our platform. In the past, we have repaired, and in exceptional cases, replaced or reacquired Growth Direct systems under warranty. In addition, we have undertaken, and in the future may undertake, goodwill and customer satisfaction initiatives that involve the shipping of additional or replacement deliveries of our products, such as consumables, at no charge to customers. All of the foregoing adversely impact our gross margins and have required, and may in the future require, the expenditure of resources. Our failure to prevent or adequately address any of foregoing risks could have a material adverse effect on our business, operating results and financial condition.
Our success depends on, among other things, the market’s confidence that the Growth Direct platform is capable of substantially enhancing quality control in the conduct of manufacturing activities as compared to the traditional method of MQC testing or that of competitive products, and will enable more efficient or improved drug manufacturing. Pharmaceutical companies and contract development and manufacturing organizations (“CDMOs”), are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful improvements in MQC testing with results at least as good as the results generated using the traditional method of MQC testing, or new methods of automated MQC testing being developed and sold by emerging competitors. There can be no guarantee that our platform will meet the expectations or needs of these companies or CDMOs.
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

We depend on our information technology (“IT”) systems, and any failure of these systems could harm our business.
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
IT and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, bugs or viruses, human acts and natural disasters. For example, in July 2024, many industries and businesses were disrupted globally by a software glitch associated with CrowdStrike’s cybersecurity software. While we did not experience material downtime in our IT systems, similar events in the future may disrupt our operations. Moreover, despite network security and back-up measures, our servers remain potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any disruption or loss of IT or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation.
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
In the United States, various federal and state laws relating to the privacy and security of personal information impose obligations on how we collect, store, use, transmit, secure, and otherwise process such data. These laws, such as Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act (“CCPA”) and numerous other U.S. state consumer privacy laws, generally provide consumers right to restrict our use of their personal information and limit our disclosure to third parties. The CCPA, for example, establishes data privacy rights for California residents and obligates covered businesses to comply with specific requirements related to data use, transparency, deletion, and opt-out of the selling or sharing of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Such laws may have potentially conflicting requirements that would make compliance challenging.
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
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, with respect to the collection and processing of personal data relating to our personnel, customers and establishments in Europe, we are subject to the EU General Data Protection Regulation (“EU GDPR”), the UK General Data Protection Regulation (“UK GDPR”), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) our offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of any of our establishments in the UK or any EEA Member State, such as our German subsidiary. In this Quarterly Report on Form 10-Q, references to “GDPR” encompass both the EU GDPR and UK GDPR, unless otherwise specified. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA or the U.K., including transfers of personal data from Europe to the United States in certain circumstances. Any inability to transfer personal data from Europe to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Switzerland has also implemented data protection laws with similar obligations and triggers to the GDPR which we may be subject to in connection with our Swiss subsidiary, personnel and customers.
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
In connection with the foregoing activities, we establish an accrual for estimated warranty expenses based on historical information, current cost data and future forecasts. We exercise judgment in establishing these reserves, which includes determining the expected product warranty costs using estimated material, labor and other costs, as well as the expected volume of repairs or replacements that we may make. While we believe that historical experience provides a reliable basis for estimating such costs, unforeseen quality issues or component failure rates could cause actual costs to exceed such estimates. As of June 30, 2026, we had $0.2 million reserved for warranty costs. The amounts that we accrue for estimated warranty expenses adversely impact our gross margins. Our warranty activity could have a material adverse effect on our business, financial condition and results of operations.
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
Our business strategy includes achieving significant and increasing sales to customers and sites outside of the U.S. As a result, we have established relationships with customers outside of the U.S. and may in the future seek to expand our international customer base. To that end, our staff is located in North America, Europe and the Asia-Pacific region, and we intend to further expand our international presence. Doing business internationally involves a number of risks, including:
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
Shipments of our products are subject to various regulations in the various countries in which we provide our products. For example, shipments of our growth media consumables may be required to comply with the shipping requirements promulgated by the U.S. Department of Transportation, the U.S. Federal Aviation Administration, the International Air Transport Association and import and export regulations applicable to our products in the European Union, Asia-Pacific and other geographies. If we are unable to comply with any of these rules or regulations, our ability to deliver our products in a timely manner may be adversely affected. In addition, even if we are able to comply with these rules and regulations, compliance can result in increased costs. In either event, our financial results and condition may be adversely affected.
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
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property related to our products and technologies, particularly patents, in the United States and other countries. Obtaining, maintaining and enforcing patents in our industry is costly, time consuming and complex, and we may fail to do so with respect to patents on important products, services and technologies in a timely fashion, at a reasonable cost or at all, in the U.S. or in other potentially relevant jurisdictions. If we delay in filing a patent application, and a competitor files a patent application on the same or a similar technology before we do, we may face a limited ability to secure patent rights. Even if we can patent the technology, the patent may be limited in scope, and such limitation may be inadequate to protect our products, or to block competitor products that are similar or adjacent to ours. In addition, the United States Patent and Trademark Office (“USPTO”) and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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

The Nasdaq Stock Market LLC (“Nasdaq”), on which our Class A common stock is currently listed has minimum requirements that a company must meet in order to remain listed, including that we maintain a minimum closing bid price of $1.00 per share for our Class A common stock. Under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), if a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. We have previously received notifications from Nasdaq that we were not in compliance with its minimum bid price requirements.

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

Except for shares of our Class A common stock that are held by our directors, officers and affiliates, which are subject to certain restrictions on resale under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations promulgated thereunder, all other shares of our Class A common stock listed on Nasdaq are generally freely tradable. These include shares held by stockholders, including those that hold large positions in our securities, that are not our affiliates as such term is defined under Rule 144 of the Securities Act. Sales of a substantial number of shares of our common stock by such stockholders, particularly at a time when daily trading volumes in our stock are low, has had and may continue to have the effect of depressing the trading price of our common stock. Such downward pressure in the trading price of our common stock may also be exerted by investors’ expectations or perceptions that such sales could occur.
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
Based on the number of shares of Class A common stock outstanding as of June 30, 2026, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates hold, in the aggregate, a majority of our outstanding voting stock. The holders of shares of our Class B common stock have the ability to convert any portion of their Class B common stock into Class A common stock. Our Class B common stock cannot be converted if, immediately following such conversion, the holder would beneficially own more than 4.9% of the issued and outstanding Class A common stock. Due to this conversion right, holders of our Class B common stock could, at any time, increase their voting control of us. As a result of their combined voting power, if our executive officers, directors and stockholders who own more than 5% of our outstanding common stock choose to act together, they would be able to control all matters submitted to our stockholders for approval that require a majority vote, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.
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
We are an “emerging growth company,” and a “smaller reporting company,” and the reduced disclosure requirements applicable to us may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and will remain an emerging growth company until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. However, while we remain an emerging growth company, or following loss of that status, so long as we remain a smaller reporting company that is a non-accelerated filer, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered accounting firm. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We will need to maintain and enhance the systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act as we grow, and we will require additional management and staff resources to do so.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are continuing to refine our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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
From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions, such as changing the composition of our board of directors, our management team, selling our company or similar strategic initiatives. If activist stockholder initiatives ensue, our business could be adversely affected, as responding to such actions can be costly and time-consuming, disrupt our operations and divert the attention of management and our board of directors. For example, in connection with the unsolicited proposal from a stockholder to acquire all of our outstanding common stock in June 2022, we retained the services of various advisors, including legal, financial, and communications professionals, to advise us in considering the stockholder’s proposal and during our review of strategic alternatives, the costs of which negatively impacted our financial results, and we may be required to retain such services in the future, which could have a further negative impact on our financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.
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
Our ability to use our net operating losses (“NOLs”) and research and development tax credits to offset future taxable income or income tax liabilities is subject to certain limitations.
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
None.
Use of Proceeds
On July 14, 2021, the Registration Statement on Form S-1 (File No. 333-257431) relating to our initial public offering (“IPO”) was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus.
Issuer Repurchases of Equity Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)

None.

(b)

None.

(c) Director and Officer Trading Plans and Arrangements
On June 15, 2026, Robert Spignesi, President, Chief Executive Officer and Director, terminated a 10b5-1 trading plan that he entered into on March 17, 2026 (the “Prior Spignesi 10b5-1 Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and provided for the potential exercise of expiring vested stock options and the associated sale of up to 398,230 shares of our Class A common stock.
On June 16, 2026, Robert Spignesi, President, Chief Executive Officer and Director, adopted a new 10b5-1 trading plan (the “Spignesi 10b5-1 Trading Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and providing for the potential exercise of expiring vested stock options and the associated sale of up to 396,828 shares of our Class A common stock. The Spignesi 10b5-1 Trading Plan will remain in effect until the earlier of (1) December 31, 2026, (2) the date on which all trades set forth in the Spignesi 10b5-1 Trading Plan have been executed, or (3) such time as the Spignesi 10b5-1 Trading Plan is otherwise terminated according to its terms.
None of our other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement, or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Incorporation, as amended on May 23, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K (File No. 001-40592) filed on February 28, 2025)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-40952) filed on July 21, 2021)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (File No. 001-40952) filed on May 18, 2026)
4.2	Form of Series A Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K (File No. 001-40952) filed on May 18, 2026)
4.3	Form of Series B Common Stock Warrant (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K (File No. 001-40952) filed on May 18, 2026)
10.1
Securities Purchase Agreement, dated as of May 18, 2026, between the Registrant and certain of the Registrant's directors and officer(incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No.001-40952) filed on May 18, 2026)

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

Date: August 7, 2026

RAPID MICRO BIOSYSTEMS, INC.

	By:	/s/ Robert Spignesi
Robert Spignesi
President, Chief Executive Officer and Principal Operating Officer
(Principal Executive Officer and Principal Operating Officer)

	By:	/s/ Sean Wirtjes
Sean Wirtjes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)